Form 10QSB
period 2007-10-31
FLEX RESOURCES CO. LTD
filed 2007-12-14
CIK 1413178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-146290

Flex Resources Co. Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1284 East 19th Avenue , Vancouver, BC V5V 1L3
(Address of principal executive offices)

205-419-8664
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,256,500 common shares as of December 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

F-1	Consolidated Balance Sheet as of October 31, 2007 and July 31, 2007;

F-2	Consolidated Statements of Operations for the three months ended October 31, 2007 and period from inception (December 15, 2006) to October 31, 2007;

F-3	Consolidated Statements of Cash Flows for the three months ended October 31, 2007 and period from inception (December 15, 2006) to October 31, 2007;

F-4	Consolidated Statement of Stockholder’s Equity for the period from inception (December 15, 2006) to October 31, 2007; and

F-5	Notes to Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

Flex Resources Co. Ltd.
and Consolidated Subsidiary
(An Exploration Company)
CONSOLIDATED BALANCE SHEET
(Expressed in US Dollars)
	Oct 31, 2007	July 31, 2007

ASSETS

CURRENT ASSETS
Cash	$26,206	$46,193

Total Current Assets	26,206	46,193

MINERAL PROPERTY	6,525	6,411

TOTAL ASSETS	$32,731	$52,604

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued Liabilities	$10,238	$30,000

Total Current Liabilities	10,238	30,000

COMMITMENTS & CONTINGENCIES (Note 1, 2, 3, 4 and 5)

STOCKHOLDERS' EQUITY
Common Stock (Note 3)

Authorized 75,000,000 shares at par value of $0.001 each Issued and Outstanding 4,256,500 shares	4,257	4,257
Additional Paid-In Capital	70,393	70,393
Accumulated Other Comprehensive Income	868	739
Accumulated Deficit during Development Stage	(53,025)	(52,785)

Total Stockholders' Equity	22,493	22,604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,731	$52,604

The accompanying notes are integral party of these statements.

Flex Resources Co. Ltd.
and Consolidated Subsidiary
(An Exploration Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in US Dollars)

	Three Months Ended Oct 31, 2007	Cumulative From Dec 15, 2006 (Date of Inception) to Oct 31, 2007

Revenue
Sales and Services	$-	$-

Total Revenue	-	-

Operating Expenses
General and Administative	240	2,777
Exploration Expenses	-	12,258
Professional Fees	-	37,990

Total Operating Expenses	240	53,025

Net (Loss) for Period	(240)	(53,025)

Other Comprehensive Income
Foreign Currency Translation	129	868

Comprehensive (Loss)	$(111)	$(52,157)

Net Loss Per Common Share - Basic and Fully Diluted:
Net (Loss) for the Period	$-	$(0.02)

Weighted Average Number of Common Stock Outstanding	3,325,349	3,073,251

The accompanying notes are integral party of these statements.

Flex Resources Co. Ltd.
and Consolidated Subsidiary
(An Exploration Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in US Dollars)

	Three Months Ended Oct 31, 2007	Cumulative From Dec 15, 2006 (Date of Inception) to Oct 31, 2007

Cash flows from operating activities:

Net (Loss)	$(240)	$(53,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities:		-
Other current liabilities	(19,762)	10,238
Net cash flows provided by operating activities
	(20,002)	(42,787)

Cash flows from investing activities:

Purchase of mineral claim	(114)	(6,525)
Net cash flows used by investing activities
	(114)	(6,525)

Cash flows from financing activities:
Issues of shares	-	74,650

Net cash flows used by financing activities	-	74,650

Effect of exchange rate changes on cash	129	868

Increase in cash	(19,987)	26,206

Cash, beginning of period	46,193	0
Cash, end of period	$26,206	$26,206

The accompanying notes are integral party of these statements.

Flex Resources Co. Ltd.
and Consolidated Subsidiary
(An Exploration Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER EQUITY
(Expressed in US Dollars)

	Common Stock	Amount	Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage from Inception to Oct 31, 2007	Shareholders' Equity

Balance at Inception, Dec 15, 2006	-	$-	$-	$-	$-	$-

Shares issued at $0.01 per share pursuant to subscription on January 10, 2007	2,900,000	2,900	26,100		-	29,000
Shares issued at $0.02 per share pursuant to subscription on May 1, 2007	1,125,000	1,125	21,375		-	22,500
Shares issued at $0.10 per share pursuant to subscription on June 12, 2007	231,500	232	22,918		-	23,150

Accumulated deficit during development stage				739	(52,785)	(52,046)

Balance July 31, 2007	4,256,500	$4,257	$70,393	$739	$(52,785)	$22,604

Accumulated deficit during development stage for three months ended Oct 31, 2007				129	(240)	(111)

Balance Oct 31, 2007	4,256,500	$4,257	$70,393	$868	$(53,025)	$22,493

The accompanying notes are integral party of these statements.

FLEX RESOURCES CO. LTD.
AND CONSOLIDATED SUBSIDIARY
(A Exploration Stage Company)
Notes to Consolidated Financial Statements
October 31, 2007
(Expressed in US Dollars)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Flex Resources Co. Ltd. (the “Company”) was incorporated in the State of Nevada on February 8, 2007. The Company is an exploration stage company which has as its principal business the acquisition and exploration of mineral claims.

On February 8, 2007, the Company acquired all the issued and outstanding shares of Flex Resources Ltd. (“Flex Canada”), a corporation incorporated in the province of British Columbia, Canada on December 15, 2006 from the sole shareholder. The consideration for the acquisition of Flex Canada was a one-for-one share exchange. This transaction was treated as a reorganization of capital to affect domicile and the December 15, 2006 date of incorporation of Flex Canada has been used as the date of inception.

In January 2007, Flex Canada acquired one placer claim tenure in British Columbia, Canada. The Company has not presently determined whether its mineral claims contain mineral reserves that are economically recoverable. The recoverability of amounts from the mineral claim will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claim, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the mineral claims agreement and to complete the development of the mineral claim and upon future profitable production or proceeds from the sale thereof.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Flex Resources Ltd. All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of October 31, 2007, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral properties purchased are capitalized and carried at cost. Exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As of October 31, 2007, the Company did not have proven or probable reserves.

Fair Value of Financial Instruments

The carrying value of cash and accrued liabilities at October 31, 2007 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The Company has not incurred any asset retirement obligations as of October 31, 2007.

Foreign Currency

The operations of the Company are located in Canada. The Company maintains a US dollar bank account(s). The functional currency is the US Dollar. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Actual results could differ from those estimates.

Loss Per Share

Basic earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are equal to the basic loss per share for the year ended October 31, 2007 because there are no common stock equivalents outstanding.

Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Exploration Stage

The Company entered the exploration stage upon its inception in the current year. Accordingly, income and expenses for the current year and cash flow for the current year equal income and expenses and cash flow on a cumulative basis since inception.

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. If impairment is deemed to exist, the asset will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As of October 31, 2007, the Company does not believe any adjustment for impairment is required.

Concentrations

The Company is dependent on its Chief Executive Officer and business consultants for its operations. The loss of any of these individuals could impact the Company’s ability to carry on operations.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We are currently evaluating the statement and have not yet determined the impact of such on our financial statements.

SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). In November 2004, the FASB issued SFAS 151 which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” ARB No. 43 previously required that certain costs associated with inventory be treated as current period charges if they were determined to be so abnormal as to warrant it. SFAS 151 amends this removing the so abnormal requirement and stating that unallocated overhead costs and other items such as abnormal handling costs and amounts of wasted materials (spoilage) require treatment as current period charges rather than a portion of inventory cost. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The provisions of this statement need not be applied to immaterial items. We do not allocate overhead costs to inventory and management has determined that there are no other material items which require the application of SFAS 151.

There were various other accounting standards and interpretations issued during 2006 or to October 31, 2007, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

2. BASIS OF PRESENTATION - GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since its inception of $52,157 as of October 31, 2007 and has no operating revenues. As of October 31, 2007, the Company had a total of $26,206 in cash; however, this amount may be insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is in the process of exploring and evaluating its mineral properties and projects and has not yet determined whether these properties contain economically recoverable ore reserves. The underlying value of the mineral properties is entirely dependent on the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or sufficient proceeds from the disposition thereof.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. MINERAL PROPERTY

The mineral property consists of the following mineral claim tenure:

Name	No. of Claim Tenures	Location	Area Covered	Cost
Alps Property	1	160 kms West of Vancouver, BC	190.043 hectares	$6,525

The claim is subject to a requirement to either (1) complete exploration work on the claims valued at an amount stipulated by the government and pay a filing fee; or (2) pay a stipulated fee to the Province of British Columbia in lieu of completing exploration work. The stipulated amount in respect of these claims is anticipated to total approximately $550 during the upcoming two years.

3. COMMON STOCK

On January 10, 2007, the Company issued 2,900,000 shares at $0.01 per share to its founder and CEO in return for total proceeds of $29,000.

On May 1, 2007, the Company issued 1,125,000 shares to 13 individuals pursuant to subscriptions for $0.02 per share in return for total proceeds of $22,500.

On June 12, 2007, the Company issued 231,500 shares to 28 individuals pursuant to subscriptions for $0.10 per share in return for total proceeds of $23,150.

4. INCOME TAXES

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada). The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

Accumulated loss since inception	$(52,157)
Average statutory tax rate	35%

Expected income tax provision	(18,255)
Unrecognized tax losses	18,255

Income tax expense	$0

Significant components of deferred income tax assets are as follows:

Net operating losses carried forward in United States	$52,157
Valuation allowance	(52,157)
Net deferred income tax assets	$0

The Company has net operating losses carried forward of $52,157 for United States tax purposes which will begin to expire in 2027 if not utilized. A valuation allowance has been established for this amount.

5. RELATED PARTY TRANSACTIONS

As of October 31, 2007, the sole officer and director of the Company owns 68% of the outstanding shares of the Company.

The Company does not have an employment agreement with the sole officer and director. The Company does not have a non-compete agreement with the sole officer and director.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We were incorporated in the State of Nevada on February 8, 2007. We are an exploration-stage company engaged in the exploration and development of mineral resource properties. On February 8, 2007 we acquired all of the outstanding shares of Flex Resources Ltd., a British Columbia corporation, from our president and director, Llorn Kylo, in exchange for 2,900,000 shares of our company, whereby Flex Resources Ltd. became our wholly-owned subsidiary. Flex Resources Ltd. was incorporated on December 15, 2006 (date of inception). On February 15, 2007 the subsidiary completed a British Columbia Mineral Titles “Bill of Sale” initiated on February 1, 2007 whereby we purchased 100% of a mineral claim known as “The Alps”. The claim is located on Vancouver Island in British Columbia, Canada. The purchase price for the claims totaled C$6,000. Through our subsidiary we own the Alps claim outright, subject to government claim renewal fees and regulatory requirements described below.

The current expiry date of our mineral claim is May 29, 2008. Prior to the renewal date, we plan to renew the claims. In order to renew, the British Columbia government requires either (1) completion of exploration work on the mineral claims valued at an amount stipulated by the government and the payment of a filing fee; or (2) payment of a filing fee and an additional payment to the Province of British Columbia in lieu of completing exploration work to maintain the mineral claims.

We intend to explore the Alps claim for any commercially exploitable base or precious metal deposits. There is no assurance that any commercially viable base or precious metal deposits exist on the property.

The Province of British Columbia owns the land covered by our mineral claim. Currently, we are not aware of any native land claims that might affect the title to the mineral claims or to British Columbia’s title of the property. Although we are unaware of any situation that would threaten these claims, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential commercial production. If we should encounter a situation where a native person or group claims an interest in these claims, we may choose to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish any interest that we hold in these claims.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the preliminary phase of exploration on our property. Once we complete the preliminary phase, we will make a decision as to whether or not we will proceed with further exploration based upon the analysis of the results of that program. Our sole director will make these decisions based upon the recommendations of an independent geologist who will oversee the program and record the results.

Our plan of operation is to conduct exploration work on the claims in order to ascertain whether it possesses commercially exploitable quantities of base or precious metals. There can be no assurance that such base or precious metal deposits exist on the property.

Even if we complete our proposed exploration programs on the properties and we are successful in finding commercially exploitable quantities of base or precious metals, we may not find enough to pay our expenses or achieve profitable operations.

Plan of Operation

We have obtained an independent Geological Report on the Alps property. Mr. Paul D. Gray, our Geological Consulant, has prepared this Geological Report and reviewed all available exploration data completed on these mineral claims. The following is a summary of the exploration recommendations and program authored by Mr. Gray and contained in his Geological Report:

Exploration Recommendations and Program

The Geological Report recommends that the Alps property should first be geologically re-evaluated in relation to its regional geological setting (compared to analogous settings worldwide that contain historic or contemporaneously producing mines). This study can take place without additional field work, as the 1970-90s reports and our current Geological Report are readily available for research and analysis.

As part of our current Geological Report, all identified mineral exploration related information has been geo-referenced and assembled into a single MAPINFO Database. This is a suitable first step; however a more rigorous G.I.S.-based database should be created and utilized for all future exploration work and analyses. In particular a more coherent database of the lithological units on the project should be compiled into a useable geological package complete with legend. This later point would be possible only after suitable property geological mapping has been completed at a tight scale with good survey control.

After the described desk study and data compilation program are completed, it is recommended by the author that the Alps project should be explored by a phased series of work programs designed to achieve the following exploration objectives:

Re-establish Property geological control (outcrop mapping) by prospecting and GPS surveys; Systematic sampling of all bedrock exposures defined from the above; Geochemical Soil sampling within (verification) and beyond the limits of the historic work; Geophysical assessment (I.P.) of the property following on the geochemical survey; Trenching and open cut exploration and sampling (following up on defined Geochemical and Geophysical anomalies); and Definition of drill targets and testing by Diamond drilling.

Additionally, the Report’s author recommends environmental and socio-economic programs be undertaken contemporaneously to any exploration programs. These studies should focus on:

Environmental baseline studies including water sampling and ARD/ABA testing of mineralization and hostrock; Identification and preliminary contact with the local First Nations; Identification and preliminary contact with the surface rights holders (logging companies) toward access road use and working agreements; and Identification and preliminary contact with local conservation groups and communities.

The Geological Report’s exploration recommendations are summarized below:

Additional Staking of MTO mineral Claims:

The current nine (9) Cell claim # 534606 can be increased in size to an additional 121 MTO units. In this capacity the area immediate to the subject claims is covered as well as the most direct access route from B.C. Highway 4, further the mineral tenure will expand to be contiguous to the nearest mineral claims. The estimated cost for this acquisition is a onetime C$1,860 (approximately) staking fee with annual payments thereafter. Owing to the contiguous nature of the existing claims and proposed extension, any work completed on any section of the property could be applied in assessment work to the property as a whole.

Phase 1A: Prospecting and Assessment of Alps Property:

A two (2) week reconnaissance prospecting program be undertaken by two (2) locally experienced prospectors over the expanded Alps Property. A base map of at least 1:20,000 scale, and ideally 1:5,000 scale should be acquired for this program (The 1:20,000 scale N.T.S. 092F.014 map sheet, TRIM topography Data is available in digital format for purchase for approximately C$1,000 and could be enlarged for this purpose). The program would focus on bedrock exposure location (GPS survey) and systematic sampling as well as a preliminary soil sampling program in the defined anomalous area A of the project (all with subsequent assaying). A program budget of $28,000 and duration of two (2) weeks are required for this phase, which could be done any time between May and November. No work permits would be required for this phase of work.

Phase 1B: Grid-based Geochemical Survey:

A GPS surveyed flag grid should be established over the Alps property covering an area of 1.5 km (the southern flank of the height of land and the western flank of the height of land). The line spacing for the grid should be 100 meters, with a minimum 14, 700 meter N-S lines over the Southern flank and minimum 10, 500 metre E-W lines over the western flank. A total of 14.8 line kilometers (minimum) would be required for this program. Soil geochemistry (B or C soil horizon focus) should be sampled on 50 meter centers; for a total of almost 300 samples. Three (3) weeks for two (2) prospectors would be required to establish and sample the grid. Geological and structural mapping of the grid by a geologist should also be conducted during this program, along with rock grab and representative chip sampling of any significant mineral occurrences discovered. A program budget of C$40,000 would be necessary for this phase and could be conducted between May and November. Prospecting could be combined with this Phase easily. No work permits would be required for this phase of work.

Phase 1C: Geophysical Survey:

An Induced Polarization (I.P.) and coincident VLF/EM survey program should be conducted over the same grid as above. The program would be designed to assess the near surface (>200 meters depth) mineralization potential of the property. The program should take an estimated 10 days to conduct at an approximate cost of C$28,000.00. Phase 1A/B Prospecting and Geochemical surveying could be combined with this Phase easily. A Notice of Work Permit and reclamation bond will be required to be applied for and authorized by the B.C. Ministry of Energy, Mines and Petroleum Resources for this program. The creation and granting of the permit will require an approximate one (1) month window before the work in conducted. The work could be conducted anytime between May and November.

Phase 1D: Technical Report and Assessment Work:

A N.I. 43-101 Technical Report should be prepared after the completion of Phase 1. This would take approximately 1 month to complete and cost an estimated about C$12,000. Additionally, a report should be prepared and filed with the Provincial Government to apply the Phase 1 expenses to the Alps Property (estimated cost of report and filings, C$2,500.00).

Phase 2 Mechanical Trenching/Diamond Drilling:

Should Phase 1 results warrant, a mechanical trenching and or diamond drilling program should be conducted. A new (or amended) Notice of Work application to the B.C. Ministry of Energy, Mines and Petroleum Resources would be required as well as an increase of the reclamation bonding for this program. It may also be warranted to expand and sample the exploration grid depending on Phase 1 Results. The estimated budget for a trenching and/or Diamond Drilling program would be C$250,000 and take a total of three (3) months to complete. Updated technical reports should follow the completion of Phase 2, for an additional C$15,000.

Proposed Budget

The aforementioned recommendations are expanded into a proposed budget for such activities below:

Property Expansion - Preliminary Work

Work	Notes	Number	Cost	Work Cost
MTO Staking	Consultant	1 day	$650/day	$ 650
Staking	Consultant	121 Cells	$10/cell	$ 1,210
Total				$ 1,860

PHASE I

Property Exploration - Phase 1A

Work	Notes	Number	Cost	Work Cost
Base Map Preparation	Consultant	1 day	$1,000	$ 1,000
Prospect/Sampling	2 Prospectors	28 man days	$300/man day	$ 8,400
Geological Control	Geologist	5 days	$650/man day	$ 3,250
Expenses	Truck, hotel, food	30 days	$180/day	$ 5,400
Supplies	Sampling Gear		$1,000	$ 1,000
Analyses	Rock	150 samples	$25/sample	$ 3,750
Compilation	Consultant	2 days	$650/day	$ 1,300
Total with Contingency				$ 28,000

Alps Grid Geochemistry - Phase 1B

Work	Notes	Number	Cost	Work Cost
Prospecting	2 Prospectors	38 man days	$300/man day	$ 11,400
Geology Control	1 Geologist	6 days	$650/day	$ 3,900
Expenses	Truck, hotel, food	40 man days	$180/day	$ 7,200
Analyses	Soils, Rocks	350 samples	$25/sample	$ 8,750
Supplies	Sampling Gear		$2,000	$ 2,000
Compilation	Consultant	2 days	$650/day	$ 1,300
Total with Contingency				$ 40,000

Alps Grid Geophysics - Phase 1C

Work	Notes	Number	Cost	Work Cost
Notice of Work	Consultant	1 day	$700/day	$ 700
Bond to MEMPR	Reclamation	1	$2,000	$ 2,000
I.P. / VLF-EM	Consultant	10 days	$1,750/linekm	$ 28,000
Consultant Support	Prospector	10 days	$300/ day	$ 3,000
Total with Contingency				$ 38,000

Technical Report - Phase 1D

Work	Notes	Number	Cost	Work Cost
Technical Report	Geologist	25 days	$600/day	$ 15,000
Totals				$ 15,000

PHASE II

Trenching and Diamond Drilling - Phase 2

Work	Notes	Number	Cost	Work Cost
Notice of Work	Consultant	2 days	$700/day	$ 1,400
Bond to MEMPR	Reclamation	Trench/Drill		$ 10,000
Trenching	Contractor	10 days	$1000/day	$ 10,000
Diamond Drilling	Contractor	1500 meters	$100/meter	$150,000
Geology, Log Core	Geologist	30 days	$700/day	$ 21,000
Core Splitter	Labor	30 days	$250/day	$ 7,500
Expenses	Truck/hotel/food	30 days	$250/day	$ 7,500
Analyses	Rocks, Core	300 samples	$25/sample	$ 7,500
Compilation	Geologist	6 days	$700/day	$ 4,200
Total with Contingency				$250,000

Technical Report - Phase 2

Work	Notes	Number	Cost	Work Cost
Technical Report	Geologist	20 days	$700/day	$ 14,000
Totals				$ 14,000

Our business plan is to proceed with the exploration of the Alps property to determine whether it contains commercially viable deposits of base or precious metals. We intend to proceed with Additional Staking and Phase 1 of the exploration program recommended by our Consulting Geologist. We are able to begin but not complete the Additional Staking and Phase 1 of our exploration program without additional financing. We plan to raise additional capital during the next 18 months by seeking additional funds from existing investors or by offering equity securities to new investors. The risky nature of this enterprise and lack of tangible assets places other types of debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. Additional capital will allow us to complete preliminary exploration activities and perhaps begin additional activities as well, should we determine with our consulting geologist that this is advisable.

Once we receive the analysis of our preliminary exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with additional exploration, including Phase 2. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the preliminary exploration program are sufficiently positive to enable us to proceed. This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

In the event the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the Alps property, we intend to seek out and acquire interests in North American mineral exploration properties, which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities. If we are unable locate and acquire such a prospect, we may be forced to seek other business opportunities. Presently, we have not given any consideration to the acquisition of other exploration properties because we have only recently commenced our preliminary exploration program and have not received any results.

Upon the completion of preliminary exploration, or any additional programs, which are successful in identifying mineral deposits, we will have to spend substantial funds on further exploration and engineering studies before we know that we have a mineral reserve. A mineral reserve is a commercially viable mineral deposit.

Results of Operations for the three months ended October 31, 2007 and period from inception to October 31, 2007

We did not earn any revenues from our inception (December 15, 2006) through the period ending October 30, 2007. We do not anticipate earning revenues unless and until such time that we enter into commercial production of the Alps mineral claim, or other mineral claims we may acquire and develop. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Alps mineral claim, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $240 for the three months ended October 31, 2007 and $53,025 from our inception on December 15, 2006 to October 31, 2007. The operating expenses for the three months ended October 31, 2007 included office and administration expenses in the amount of $240. The operating expenses for the period from our inception on December 15, 2006 to October 31, 2007 included professional fees in the amount of $37,990, exploration expenses in the amount of $12,258, and office and administration expenses in the amount of $2,777. The professional fees consist of legal fees and accounting fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $240 for the three months ended October 31, 2007 and $53,025 from our inception on December 15, 2006 to October 31, 2007.

Liquidity and Capital Resources

Our total expenditures over the next twelve months are anticipated to be approximately $160,360 as we undertake our exploration program. Our proposed budget below for the next twelve months is based on the dollar figures and time provided by our geologist in his report. Our ability to complete these steps in the next twelve months depends on our resources to complete the work required and our financial capability to do so. We could require additional time. We anticipate commencing Phase 1 of our exploration program in May of 2008.

General and Administrative Expenses	$15,000
Additional Staking	$1,860
Phase 1A of our planned exploration program	$28,000
Phase 1B of our planned exploration program	$40,000
Phase 1C of our planned exploration program	$28,000
Phase 1D of our planned exploration program	$2,500
Legal	$20,000
Accounting	$25,000
Total	$160,360

As at October 31, 2007, we had $10,238 in current liabilities. Our financial statements report a net loss of $53,025for the period from December 15, 2006 (date of inception) to October 31, 2007. Our net loss is due to professional fees, exploration expenses and general and administrative expenses. On October 31, 2007, we had working capital of $15,968. Our plan is to raise equity financing in the next 12 months. There can be no assurance that we will be able to raise this money.

Off Balance Sheet Arrangements

As of October 31, 2007, there were no off balance sheet arrangements.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource and contract for employment as needed.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the period from inception (December 15, 2006) through October 31, 2007, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their audit report.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, discovering gold placer resources on our properties and, finally, achieving a profitable level of operations either through exploiting deposits of gold placer resources that we find or by selling the rights to do so to others.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We plan to pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements.

However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

There were various other accounting standards and interpretations issued during 2006 or to March 31, 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Llorn Kylo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2007, the registration statement filed on Form SB-2 (Commission file number 333-146290) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 1,356,500 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flex Resources Co. Ltd.

Date:	December 12, 2007

By: /s/ Llorn Kylo Llorn Kylo Title: Chief Executive Officer and Director