Form 10QSB
period 2008-01-31
FLEX RESOURCES CO. LTD
filed 2008-03-17
CIK 1413178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,256,500 common shares as of January 31, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

F-1	Consolidated Balance Sheet as of January 31, 2008 and July 31, 2007;

F-2	Consolidated Statements of Operations for the three and six months ended January 31, 2008 and period from inception (December 15, 2006) to January 31, 2008;

F-3	Consolidated Statements of Cash Flows for the three and six months ended January 31, 2008 and period from inception (December 15, 2006) to January 31, 2008;

F-4	Consolidated Statement of Stockholder’s Equity for the period from inception (December 15, 2006) to January 31, 2008; and

F-5	Notes to Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

FLEX RESOURCES CO. LTD.
AND CONSOLIDATED SUBSIDIARY
 (A Exploration Stage Company)
Consolidated Balance Sheet
(Expressed in US Dollars)

Note 2 - Basis of Presentation - Going Concern

	Jan 31, 2008	July 31, 2007

ASSETS

CURRENT ASSETS
Cash	$11,541	$46,193

Total Current Assets	11,541	46,193

MINERAL PROPERTY	6,813	6,411

TOTAL ASSETS	$18,354	$52,604

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued Payable	$3,517	$0
Accrued Liabilities	0	30,000

Total Current Liabilities	3,517	30,000

COMMITMENTS & CONTINGENCIES (Note 1, 2, 3, 4 and 5)

STOCKHOLDERS' EQUITY
Common Stock (Note 3) Authorized 75,000,000 shares at par value of $0.001 each Issued and Outstanding 4,256,500 shares	4,257	4,257
Additional Paid-In Capital	70,393	70,393
Accumulated Other Comprehensive Income	1,741	739
Accumulated Deficit during Development Stage	(61,554)	(52,785)

Total Stockholders' Equity	14,837	22,604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,354	$52,604

The accompanying notes to the financial statements are an integral part of these statements.

FLEX RESOURCES CO. LTD.
AND CONSOLIDATED SUBSIDIARY
 (A Exploration Stage Company)
Consolidated Statement of Operations
(Expressed in US Dollars)

	Three Months Ended Jan 31, 2008	Six Months Ended Jan 31, 2008	Cumulative From Dec 15, 2006 (Date of Inception) to Jan 31, 2008

Revenue
Sales and Services	$-	$-	$-

Total Revenue	-	-	-

Operating Expenses
General and Administative	172	415	3,018
Exploration Expenses	-	-	12,743
Professional Fees	7,803	7,803	45,793

Total Operating Expenses	7,975	8,218	61,554

Net (Loss) for Period	(7,975)	(8,218)	(61,554)

Other Comprehensive Income
Foreign Currency Translation	319	451	1,741

Comprehensive (Loss)	$(7,656)	$(7,767)	$(59,813)

Net Loss Per Common Share - Basic and Fully Diluted:
Net (Loss) for the Period			$(0.02)

Weighted Average Number of Common Stock Outstanding			3,600,414

The accompanying notes to the financial statements are an integral part of these statements.

FLEX RESOURCES CO. LTD.
AND CONSOLIDATED SUBSIDIARY
 (A Exploration Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US Dollars)

	Three Months Ended Jan 31, 2008	Six Months Ended Jan 31, 2008	Cumulative From Dec 15, 2006 (Date of Inception) to Jan 31, 2008

Cash flows from operating activities:

Net (Loss)	$(7,975)	$(8,218)	$(61,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities:			-
Other current liabilities	(6,721)	(26,483)	3,517
Net cash flows provided by operating activities	(14,696)	(34,701)	(58,037)

Cash flows from investing activities:
Purchase of mineral claim	(288)	(402)	(6,813)
Net cash flows used by investing activities	(288)	(402)	(6,813)

Cash flows from financing activities:
Issues of shares	-	-	74,650

Net cash flows used by financing activities	-	-	74,650

Effect of exchange rate changes on cash	319	451	1,741

Increase (Decrease) in cash	(14,665)	(34,652)	11,541

Cash, beginning of period	26,206	46,193	0
Cash, end of period	$11,541	$11,541	$11,541

The accompanying notes to the financial statements are an integral part of these statements.

FLEX RESOURCES CO. LTD.
AND CONSOLIDATED SUBSIDIARY
 (A Exploration Stage Company)
Consolidated Statement of Changes Shareholder Equity
(Expressed in US Dollars)

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage from Inception to Jan 31, 2008	Shareholders' Equity

Balance at Inception, Dec 15, 2006	-	$-	$-	$-	$-	$-

Shares issued at $0.01 per share pursuant to subscription on January 10, 2007	2,900,000	2,900	26,100		-	29,000
Shares issued at $0.02 per share pursuant to subscription on May 1, 2007	1,125,000	1,125	21,375		-	22,500
Shares issued at $0.10 per share pursuant to subscription on June 12, 2007	231,500	232	22,918		-	23,150

Accumulated deficit during development stage				739	(52,785)	(52,046)

Balance July 31, 2007	4,256,500	$4,257	$70,393	$739	$(52,785)	$22,604

Accumulated deficit during development stage for three months ended Oct 31, 2007				129	(240)	(111)

Balance Oct 31, 2007	4,256,500	$4,257	$70,393	$868	$(53,025)	$22,493

Accumulated deficit during development stage for three months ended Jan 31, 2008				873	(8,529)	(7,656)

Balance Jan 31, 2008	4,256,500	$4,257	$70,393	$1,741	$(61,554)	$14,837

 The accompanying notes to the financial statements are an integral part of these statements.

FLEX RESOURCES CO. LTD.
AND CONSOLIDATED SUBSIDIARY
 (A Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008
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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As of January 31, 2008, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral properties purchased are capitalized and carried at cost.  Exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production.  As of January 31, 2008, the Company did not have proven or probable reserves.

Fair Value of Financial Instruments

The carrying value of cash and accrued liabilities at January 31, 2008 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

FLEX RESOURCES CO. LTD.
AND CONSOLIDATED SUBSIDIARY
 (A Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in US Dollars)

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”.  Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.  The Company has not incurred any asset retirement obligations as of January 31, 2008.

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

Loss Per Share

Basic earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are equal to the basic loss per share for the year ended January 31, 2008 because there are no common stock equivalents outstanding.

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
January 31, 2008
(Expressed in US Dollars)

Exploration Stage

The Company entered the exploration stage upon its inception in the current year.  Accordingly, income and expenses for the current year and cash flow for the current year equal income and expenses and cash flow on a cumulative basis since inception.

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As of January 31, 2008, the Company does not believe any adjustment for impairment is required.

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
January 31, 2008
(Expressed in US Dollars)

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

SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). In November 2004, the FASB issued SFAS 151 which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” ARB No. 43 previously required that certain costs associated with inventory be treated as current period charges if they were determined to be so abnormal as to warrant it. SFAS 151 amends this removing the so abnormal requirement and stating that unallocated overhead costs and other items such as abnormal handling costs and amounts of wasted materials (spoilage) require treatment as current period charges rather than a portion of inventory cost. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The provisions of this statement need not be applied to immaterial items. We do not allocate overhead costs to inventory and management has determined that there are no other material items which require the application of SFAS 151.

There were various other accounting standards and interpretations issued during 2006 or to January 31, 2008, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

2.  BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since its inception of $59,813 as of January 31, 2008 and has no operating revenues.  As of January 31, 2008, the Company had a total of $11,541 in cash; however, this amount may be insufficient to sustain operations over the course of the next year.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

FLEX RESOURCES CO. LTD.
AND CONSOLIDATED SUBSIDIARY
 (A Exploration Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in US Dollars)

3.  MINERAL PROPERTY

The mineral property consists of the following mineral claim tenure:

Name	No. of Claim Tenures	Location	Area Covered	Cost
Alps Property	1	160 kms West of Vancouver, BC	190.043 hectares	$6,813

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

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

Accumulated loss since inception	$(59,813)
Average statutory tax rate	35%

Expected income tax provision	(20,935)
Unrecognized tax losses	20,935

Income tax expense	$0

Significant components of deferred income tax assets are as follows:

Net operating losses carried forward in United States	$59,813
Valuation allowance	(59,813)

Net deferred income tax assets	$0

The Company has net operating losses carried forward of $59,813 for United States tax purposes which will begin to expire in 2027 if not utilized.  A valuation allowance has been established for this amount.

5.   RELATED PARTY TRANSACTIONS

As of January 31, 2008, the sole officer and director of the Company owns 68% of the outstanding shares of the Company.

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

Plan of Operation

We have obtained an independent Geological Report on the Alps property. Mr. Paul D. Gray, our Geological Consultant, has prepared this Geological Report and reviewed all available exploration data completed on these mineral claims. The following is a summary of the exploration recommendations and program authored by Mr. Gray and contained in his Geological Report:

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

Results of Operations for the three and six months ended January 31, 2008 and period from inception to January 31, 2008

We did not earn any revenues from our inception (December 15, 2006) through the period ending January 31, 2008. We do not anticipate earning revenues unless and until such time that we enter into commercial production of the Alps mineral claim, or other mineral claims we may acquire and develop. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Alps mineral claim, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $7,975 for the three months ended January 31, 2008, $8,218 for the six months ended January 31, 2008, and $61,554 from our inception on December 15, 2006 to January 31, 2008. The operating expenses for the three months ended January 31, 2008 included professional fees in the amount of $7,803 and office and administration expenses in the amount of $172. The operating expenses for the six months ended January 31, 2008 included professional fees in the amount of $7,803 and office and administration expenses in the amount of $415. The operating expenses for the period from our inception on December 15, 2006 to January 31, 2008 included professional fees in the amount of $45,793, exploration expenses in the amount of $12,743, and office and administration expenses in the amount of $3,018.

The professional fees consist of legal fees and accounting fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $7,656 for the three months ended January 31, 2008, $7,767 for the six months ended January 31, 2008 and $59,813 from our inception on December 15, 2006 to January 31, 2008.

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

As of January 31, 2008, we had $11,541 in current assets consisting solely of cash.  As of January 31, 2008, we had $3,517 in current liabilities. Our financial statements report a net loss of $59,813 for the period from December 15, 2006 (date of inception) to January 31, 2008. Our net loss is due to professional fees, exploration expenses and general and administrative expenses. On January 31, 2008, we had working capital of $8,024. Our plan is to raise equity financing in the next 12 months. There can be no assurance that we will be able to raise this money.

Off Balance Sheet Arrangements

As of January 31, 2008, there were no off balance sheet arrangements.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource and contract for employment as needed.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the period from inception (December 15, 2006) through January 31, 2008, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their audit report.

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

SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). In November 2004, the FASB issued SFAS 151 which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” ARB No. 43 previously required that certain costs associated with inventory be treated as current period charges if they were determined to be so abnormal as to warrant it. SFAS 151 amends this removing the so abnormal requirement and stating that unallocated overhead costs and other items such as abnormal handling costs and amounts of wasted materials (spoilage) require treatment as current period charges rather than a portion of inventory cost. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The provisions of this statement need not be applied to immaterial items. We do not allocate overhead costs to inventory and management has determined that there are no other material items which require the application of SFAS 151.

There were various other accounting standards and interpretations issued during 2006 or to January 31, 2008, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Llorn Kylo.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2008.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2008.

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

Flex Resources Co. Ltd.

Date:	March 13, 2008

By: /s/ Llorn Kylo Llorn Kylo Title: Chief Executive Officer and Director