Form 10-Q
period 2008-04-30
FLEX RESOURCES CO. LTD
filed 2008-06-13
CIK 1413178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008

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

206-339-2858
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,256,500 common shares as of April 30, 2008

 PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheet as of April 30, 2008 and July 31, 2007;
F-2	Consolidated Statements of Operations for the three and nine months ended April 30, 2008 and period from inception (December 15, 2006) to April 30, 2008;
F-3	Consolidated Statements of Cash Flows for the three and nine months ended April 30, 2008 and period from inception (December 15, 2006) to April 30, 2008;
F-4	Consolidated Statement of Stockholder’s Equity for the period from inception (December 15, 2006) to April 30, 2008; and
F-5	Notes to Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

Flex Resources Co. Ltd.
and Consolidated Subsidiary
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in US Dollars)

Note 2 - Basis of Presentation - Going Concern
	April 30, 2008	July 31, 2007

ASSETS

CURRENT ASSETS
Cash	$3,258	$46,193

Total Current Assets	3,258	46,193

MINERAL PROPERTY	6,748	6,411

TOTAL ASSETS	$10,006	$52,604

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued Liabilities	$-	$30,000

Total Current Liabilities	-	30,000

COMMITMENTS & CONTINGENCIES (Note 1, 2, 3, 4 and 5)

STOCKHOLDERS' EQUITY
Common Stock (Note 3) Authorized 75,000,000 shares at par value of $0.001 each Issued and Outstanding 4,256,500 shares	4,257	4,257
Additional Paid-In Capital	70,393	70,393
Accumulated Other Comprehensive Income	1,721	565
Accumulated Deficit during Development Stage	(66,365)	(52,611)

Total Stockholders' Equity	10,006	22,604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,006	$52,604

The accompanying notes to the financial statements are an integral part of these statements.

Flex Resources Co. Ltd.
and Consolidated Subsidiary
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in US Dollars)

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007	Nine Months Ended April 30, 2008	December 15, 2006 (Date of Inception) to April 30, 2007	Cumulative From December 15, 2006 (Date of Inception) to April 30, 2008

Revenue
Sales and Services	$-	$-	$-	$-	$-

Total Revenue	-	-	-	-	-

Operating Expenses
General and Administative	1,476	907	1,890	1,957	4,450
Exploration Expenses	-	-	-	-	12,885
Professional Fees	3,243	-	11,047	-	49,031

Total Operating Expenses	4,720	907	12,937	1,957	66,365

Net (Loss) for Period	(4,720)	(907)	(12,937)	(1,957)	(66,365)

Other Comprehensive Income
Foreign Currency Translation	(46)	(18)	520	823	1,721

Comprehensive (Loss)	$(4,766	$(925)	$(12,417)	$(1,133)	$(64,644)

Net Loss Per Common Share - Basic and Fully Diluted:
Net (Loss) for the Period	$nil	$nil	$nil	$nil	$(0.02)

Weighted Average Number of Common Stock Outstanding	3,717,801	3,073,251	3,717,801	3,073,251	3,717,801

The accompanying notes to the financial statements are an integral part of these statements.

Flex Resources Co. Ltd.
and Consolidated Subsidiary
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in US Dollars)

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007	Nine Months Ended April 30, 2008	December 15, 2006 (Date of Inception) to April 30, 2007	Cumulative From December 15, 2006 (Date of Inception) to April 30, 2008
Cash flows from operating activities:

Net (Loss)	$(4,720)	$(907)	$(12,937)	$(1,957)	$(66,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities:					-
Other current liabilities	(3,517)		(30,000)		-
Net cash flows provided by operating activities
	(8,237)	(907)	(42,937)	(1,957)	(66,365)
Cash flows from investing activities:
Purchase of mineral claim	-	-	(518)	(5,372)	(6,748)

Net cash flows used by investing activities
	-	-	(518)	(5,372)	(6,748)

Cash flows from financing activities:
Issues of shares	-	16,000	-	45,000	74,650

Net cash flows used by financing activities	-	16,000	-	45,000	74,650

Effect of exchange rate changes on cash	(46)	(18)	520	823	1,721

Increase (decrease) in cash	(8,283)	15,075	(42,935)	38,495	3,258

Cash, beginning of period	11,541	23,419	46,193	-	-
Cash, end of period	$3,258	$38,494	$3,258	$38,495	$3,258

The accompanying notes to the financial statements are an integral part of these statements.

Flex Resources Co. Ltd.
and Consolidated Subsidiary
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES SHAREHOLDER EQUITY
(Expressed in US Dollars)

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage from Inception to April 30, 2008	Shareholders' Equity

Balance at Inception, December 15, 2006	-	$-	$-	$-	$-	$-

Shares issued at $0.01 per share pursuant to subscription on January 10, 2007	2,900,000	2,900	26,100	-	-	29,000

Shares issued at $0.02 per share pursuant to subscription on May 1, 2007	1,125,000	1,125	21,375	-	-	22,500

Shares issued at $0.10 per share pursuant to subscription on June 12, 2007	231,500	232	22,918	-	-	23,150

Accumulated deficit during development stage				565	(52,611)	(52,046)

Balance July 31, 2007	4,256,500	$4,257	$70,393	$565	$(52,611)	$22,604

Accumulated deficit during development stage for nine months ended April 30, 2008	-	-	-	1,156	(13,754)	(12,598)

Balance April 30, 2008	4,256,500	$4,257	$70,393	$1,721	$(66,365)	$10,006

The accompanying notes to the financial statements are an integral part of these statements.

FLEX RESOURCES CO. LTD.
AND CONSOLIDATED SUBSIDIARY
 (A Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008
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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As of April 30, 2008, the Company did not have any cash equivalents.

Mineral Properties and Exploration Expenses

Mineral properties purchased are capitalized and carried at cost.  Exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.  The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production.  As of April 30, 2008, the Company did not have proven or probable reserves.

Fair Value of Financial Instruments

The carrying value of cash and accrued liabilities at April 30, 2008 reflected in these financial statements approximates their fair value due to the short-term maturity of the instruments.

FLEX RESOURCES CO. LTD.
AND CONSOLIDATED SUBSIDIARY
 (A Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008
(Expressed in US Dollars)

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”.  Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.  The Company has not incurred any asset retirement obligations as of April 30, 2008.

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

Loss Per Share

Basic earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are equal to the basic loss per share for the year ended April 30, 2008 because there are no common stock equivalents outstanding.

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
April 30, 2008
(Expressed in US Dollars)

Exploration Stage

The Company entered the exploration stage upon its inception in the current year.  Accordingly, income and expenses for the current year and cash flow for the current year equal income and expenses and cash flow on a cumulative basis since inception.

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  If impairment is deemed to exist, the asset will be written down to its fair value.  Fair value is generally determined using a discounted cash flow analysis.  As of April 30, 2008, the Company does not believe any adjustment for impairment is required.

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
April 30, 2008
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

There were various other accounting standards and interpretations issued during 2006 or to April 30, 2008, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

2.  BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since its inception of $64,644 as of April 30, 2008 and has no operating revenues.  As of April 30, 2008, the Company had a total of $3,258 in cash; however, this amount may be insufficient to sustain operations over the course of the next year.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

FLEX RESOURCES CO. LTD.
AND CONSOLIDATED SUBSIDIARY
 (A Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008
(Expressed in US Dollars)

3.  MINERAL PROPERTY

The mineral property consists of the following mineral claim tenure:

Name	No. of Claim Tenures	Location	Area Covered	Cost
Alps Property	1	160 kms West of Vancouver, BC	190.043 hectares	$6,748

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

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

Accumulated loss since inception	$(64,644)
Average statutory tax rate	35%
Expected income tax provision	(22,625)
Unrecognized tax losses	22,625
Income tax expense	$0

Significant components of deferred income tax assets are as follows:

Net operating losses carried forward in United States	$64,644
Valuation allowance	(64,644)
Net deferred income tax assets	$0

The Company has net operating losses carried forward of $64,644 for United States tax purposes which will begin to expire in 2027 if not utilized.  A valuation allowance has been established for this amount.

5.   RELATED PARTY TRANSACTIONS

As of April 30, 2008, the sole officer and director of the Company owns 68% of the outstanding shares of the Company.

The Company does not have an employment agreement with the sole officer and director.  The Company does not have a non-compete agreement with the sole officer and director.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The current expiry date of our mineral claim is May 29, 2009. Prior to the renewal date, we plan to renew the claims. In order to renew, the British Columbia government requires either (1)

completion of exploration work on the mineral claims valued at an amount stipulated by the government and the payment of a filing fee; or (2) payment of a filing fee and an additional payment to the Province of British Columbia in lieu of completing exploration work to maintain the mineral claims.

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

Phase 1A: Prospecting and Assessment of Alps Property:

A two (2) week reconnaissance prospecting program be undertaken by two (2) locally experienced prospectors over the expanded Alps Property. A base map of at least 1:20,000 scale, and ideally 1:5,000 scale should be acquired for this program (The 1:20,000 scale N.T.S. 092F.014 map sheet, TRIM topography Data is available in digital format for purchase for approximately C$1,000 and could be enlarged for this purpose). The program would focus on bedrock exposure location (GPS survey) and systematic sampling as well as a preliminary soil sampling program in the defined anomalous area A of the project (all with subsequent assaying). A program budget of $28,000 and duration of two (2) weeks are required for this phase, which could be done any time between May and November. No work permits would be required for this phase of work.  We have not yet commenced this phase of work as we are currently considering financing options in order to finance exploration of the Alps project.

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

Our business plan is to proceed with the exploration of the Alps property to determine whether it contains commercially viable deposits of base or precious metals. We intend to proceed with Additional Staking and Phase 1 of the exploration program recommended by our Consulting Geologist.  We will be unable to complete the Additional Staking and Phase 1 of our exploration program without additional financing.  We hope to raise additional capital during the next several months by seeking additional funds from existing investors or by offering equity securities to new investors.  The current environment in North America for raising capital for mineral exploration is very difficult and it is unclear whether we will be able to raise additional capital.

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

Results of Operations for the three and nine months ended April 30, 2008 and period from inception to April 30, 2008

We did not earn any revenues from our inception (December 15, 2006) through the period ending April 30, 2008. We do not anticipate earning revenues unless and until such time that we enter into commercial production of the Alps mineral claim, or other mineral claims we may acquire and develop. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Alps mineral claim, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $4,720 for the three months ended April 30, 2008, $12,937 for the nine months ended April 30, 2008, and $66,365 from our inception on December 15, 2006 to April 30, 2008. The operating expenses for the three months ended April 30, 2008 included professional fees in the amount of $3,243 and office and administration expenses in the amount of $1,476. The operating expenses for the nine months ended April 30, 2008 included professional fees in the amount of $11,047 and office and administration expenses in the amount of $1,890. The operating expenses for the period from our inception on December 15, 2006 to April 30, 2008 included professional fees in the amount of $49,031, exploration expenses in the amount of $12,885, and office and administration expenses in the amount of $4,450. The professional fees consist of legal fees and accounting fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $4,766 for the three months ended April 30, 2008, $12,417 for the nine months ended April 30, 2008 and $64,644 from our inception on December 15, 2006 to April 30, 2008.

Liquidity and Capital Resources

Our total expenditures over the next twelve months are anticipated to be approximately $160,360 as we undertake our exploration program. Our proposed budget below for the next twelve months is based on the dollar figures and time provided by our geologist in his report. Our ability to complete these steps in the next twelve months depends on our resources to complete the work required and our financial capability to do so. We could require additional time.  Further, we will be unable to complete Phase I unless we raise additional capital.  The current environment in North America for raising capital is very difficult and it is unclear whether we will be able to raise additional capital.

General and Administrative Expenses	$15,000
Additional Staking	$1,860
Phase 1A of our planned exploration program	$28,000
Phase 1B of our planned exploration program	$40,000
Phase 1C of our planned exploration program	$28,000
Phase 1D of our planned exploration program	$2,500
Legal	$20,000
Accounting	$25,000
Total	$160,360

As of April 30, 2008, we had $3,258 in current assets consisting solely of cash.  As of April 30, 2008, we had $0 in current liabilities. Our financial statements report a net loss of $64,644 for the period from December 15, 2006 (date of inception) to April 30, 2008. Our net loss is due to professional fees, exploration expenses and general and administrative expenses. On April 30, 2008, we had working capital of $3,258. Our plan is to raise equity financing in the next 12 months. There can be no assurance that we will be able to raise this money.

 Off Balance Sheet Arrangements

As of April 30, 2008, there were no off balance sheet arrangements.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource and contract for employment as needed.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the period from inception (December 15, 2006) through April 30, 2008, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their audit report.

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

There were various other accounting standards and interpretations issued during 2007 or to April 30, 2008, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Llorn Kylo.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2008.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2008.

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

Flex Resources Co. Ltd.

Date:	June 13, 2008

By: /s/ Llorn Kylo Llorn Kylo Title: Chief Executive Officer and Director