Form 10-K
period 2008-07-31
FLEX RESOURCES CO. LTD
filed 2008-10-28
CIK 1413178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-146290

Flex Resources Co. Ltd.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2764 N. Green Valley Pkwy, St. 529 Henderson, Nevada	89014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 702-739-4360

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  4,256,500 common shares as of July 31, 2008.

 PART I
Item 1.   Business

Company Overview

We were incorporated in the State of Nevada on February 8, 2007. Until recently, we were an exploration-stage company engaged in the exploration and development of mineral resource properties. On February 8, 2007 we acquired all of the outstanding shares of Flex Resources Ltd., a British Columbia corporation, from our president and director, Llorn Kylo, in exchange for 2,900,000 shares of our company, whereby Flex Resources Ltd. became our wholly-owned subsidiary. Flex Resources Ltd. was incorporated on December 15, 2006 (date of inception). On February 15, 2007 the subsidiary completed a British Columbia Mineral Titles “Bill of Sale” initiated on February 1, 2007 whereby we purchased 100% of a mineral claim known as “The Alps.” The claim is located on Vancouver Island in British Columbia, Canada. The purchase price for the claims totaled C$6,000. Through our subsidiary we owned the Alps claim outright.

Our business plan was to explore the Alps claim for any commercially exploitable base or precious metal deposits. Since the initiation of this plan of operations, however, we have experienced losses and have been unable to obtain additional finances. As a result, we have not been able to continue with our planned exploration work. As of July 31, 2008, we had negative working capital of $17,137.  Consequently, in order to complete our initial exploration program, we would now need to obtain additional funding in the form of equity financing from the sale of our common stock or loans. Unfortunately, we have not been able to identify sources of equity financing and do not have any arrangements in place for any future financing. Moreover, we believe that outside debt financing will not be an alternative for funding of our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

Because of the difficulties in completing the initial phase of our exploration program and the resulting need for additional funding, we have been presented with the difficult task of re-evaluating our business plan and plan of operations to determine whether it continues to be commercially viable. As a result of our lack of progress so far, the uncertainty regarding the source of our required additional funding and the relatively risky overall nature of our enterprise, management has been evaluating alternative business opportunities. We have not identified any business opportunities thus far, but we are actively looking.  There can be no assurance, however, that we will be able to continue as a going concern.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We do not lease or own any real property other than our mineral claims. Our executive and head office is located at 2764 N. Green Valley Pkwy, St. 529 Henderson, Nevada 89014. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.  When and if we require additional space, we intend to move at that time.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended July 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “FXRC.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending July 31, 2008
Quarter Ended	High $	Low $
July 31, 2008	n/a	n/a
April 30, 2008	n/a	n/a
January 31, 2008	n/a	n/a
October 31, 2007	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of July 31, 2008, we had 4,256,500 shares of our common stock issued and outstanding, held by 41 shareholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation in the Next Twelve Months

We currently have limited business activities. Our long term plan is to identify and evaluate other business opportunities and make arrangements to acquire one that is consistent with our expertise and income needs. At the present time, we have not identified any other business opportunities that management believes is consistent with our expertise and income needs.

We can provide no assurance that we will be successful in finding other business opportunities due to our limited working capital. We anticipate that if we are successfully able to identify a business opportunity, we will require additional financing in order to enable us to complete the acquisition. However, we can provide no assurance that if we pursue additional financing we will receive any financing.

Expected Changes in Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the year ended July 31, 2008 and period from inception (December 15, 2006) to July 31, 2008

We generated no revenue for the period from inception (December 15, 2006) to July 31, 2008.

Our operating expenses for the year ended July 31, 2008 were $40,261. Our operating expenses for the period from inception (December 15, 2006) through July 31, 2008 were $93,046.  Our operating expenses for the year ended July 31, 2008 consisted of $31,056 in professional fees, an impairment loss of $6,748, and other expenses in the amount of $2,457.  Our operating expenses for the period from inception (December 15, 2006) to July 31, 2008 consisted of $69,046 in professional fees, $12,258 in exploration expenses, an impairment loss of $6,748, and other expenses in the amount of $4,994.  We had a net loss of $39,741 for the year ended July 31, 2008, and a net loss of $91,787 for the period from inception (December 15, 2006) to July 31, 2008.

We anticipate our operating expenses will increase as we locate and implement a new business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with being a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of July 31, 2008, we had total current assets of $1,372. Our total current liabilities as of July 31, 2008 were $18,509.  Thus, we had a working capital deficit of $17,137 as of July 31, 2008.

Operating activities used $45,004 in cash for the year ended July 31, 2008, and $67,789 for the period from inception (December 15, 2006) to July 31, 2008. Our net losses of $40,261 and $93,046, respectively, were the primary negative components of our operating cash flows. We had no cash flows provided by financing activities during the year ended July 31, 2008. Cash flows provided by financing activities for the period from inception (December 15, 2006) to July 31, 2008 consisted of $74,650.

The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of July 31, 2008, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

▪
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of July 31, 2008 as the result of a material weakness. The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at July 31, 2008:

▪	The company only has one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

Remediation of Material Weakness

We are unable to remedy our internal controls until we are able to locate another business opportunity, or receive financing to hire additional employees.  At this time, we cannot guarantee that we will continue as a going concern.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of July 31, 2008 and their present positions.

Name	Age	Position Held with the Company
Michael T. Dendinger	33	Director, President, Chief Executive Officer, Treasurer (Principal Accounting Officer), Principal Financial Officer and Secretary

Set forth below is a brief description of the background and business experience of executive officers and directors.

Michael T. Dendinger.  On August 28, 2008 Michael T. Dendinger was appointed President, Secretary, Treasurer and a director of the company.

From 2008 to the present, Mr. Dendinger is Project Controls and Procurement Manager at K D Engineering in Tucson, AZ.  From 2007 to 2008, he worked as Senior Supply Chain Manager for Cymer Corporation. From 1997-2007, he worked in various capacities the latest of which was as China Fab Engineering Services Manager for Fab Manufacturing Group and Intel Corporation.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and

Code of Ethics

As of July 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended July 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Llorn Kylo, former Director, President, Chief Executive Officer, Treasurer (Principal Accounting Officer), Principal Financial Officer and Secretary	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.  Our executive officers may receive stock options at the discretion of our board of directors in the future, although no stock option plan is currently in place.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Llorn Kylo, former Director, President, Chief Executive Officer, Treasurer (Principal Accounting Officer), Principal Financial Officer and Secretary	-	-	-	-	-	-	-	-	-

Compensation of Directors

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended July 31, 2008.

We have no formal plan for compensating our directors for their services in their capacity as directors.  In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.  We do not, however, have a stock option plan in place at this time.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of Flex Resources other than services ordinarily required of a director.  No director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

Stock Option Plans

We did not have a stock option plan in place as of July 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of July 31, 2008, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 4,256,500 shares of common stock issued and outstanding as of July 31, 2008. Addresses for all of the individuals listed in the table below are c/o Flex Resources Co. Ltd., 2764 N. Green Valley Pkwy, St. 529 Henderson, Nevada 89014.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Michael T. Dendinger	Common Stock	2,900,000	68.13%
DIRECTORS AND OFFICERS – TOTAL	Common Stock	2,900,000	68.13%

5% SHAREHOLDERS
NONE	Common Stock

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

On February 8, 2007 we issued 2,900,000 shares of our common stock to our former officer and director, Llorn Kylo, in exchange for all of the issued and outstanding shares of Flex Resources Ltd., a British Columbia corporation, whereby it became our wholly-owned subsidiary. On January 10, 2007, Flex Resources Ltd. had issued 2,900,000 common shares to Mr. Kylo at $0.01 per share for cash proceeds of $29,000 in an offshore transaction pursuant to Rule 903 of Regulation S of the Securities Act of 1933.

On August 28, 2008, pursuant to a Stock Purchase Agreement, we transferred all of the outstanding capital stock of Flex Resources Ltd., our British Columbia subsidiary, to Mr. Llorn Kylo, our former officer and director, in exchange for $100 cash.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$6,500	$0	$0	$0
2007	$19,500	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Report of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of July 31, 2008 and 2007
F-4	Statements of Operations for the year ended July 31, 2008, period from inception (December 15, 2006) to July 31, 2007and period from inception (December 15, 2006) to July 31, 2008
F-5	Statement of Stockholders’ Equity for period from inception (December 15, 2006) to July 31, 2008
F-6	Statements of Cash Flows for the for the year ended July 31, 2008, period from inception (December 15, 2006) to July 31, 2007and period from inception (December 15, 2006) to July 31, 2008
F-7	Notes to the Consolidated Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Schumacher & Associates, Inc., Certified Public Accountants
23.2	Consent of Maddox Ungar Silberstein, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 25, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Flex Resources Co. Ltd.

By:	/s/ Michael T. Dendinger
Michael T. Dendinger President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
October 28, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Michael T. Dendinger
Michael T. Dendinger President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
October 28, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors
Flex Resources Co. Ltd

We have audited the accompanying Consolidated Balance Sheet of Flex Resources Co. Ltd.. (An Exploration Stage Company) as of July 31, 2007 and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for the period from December 15, 2006 (date of inception) to July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Flex Resources Co. Ltd (An Exploration Stage Company) as of July 31, 2007 and the results of its operations, stockholders’ equity, and its cash flows for the period from December 15, 2006 (date of inception) to July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2, the Company has no current source of revenue, has incurred losses since inception, and has negative working capital which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

September 16, 2007

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Flex Resources Co. Ltd.
Vancouver, British Columbia, Canada

We have audited the accompanying consolidated balance sheets of Flex Resources Co. Ltd.  (the “Company”) as of July 31, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period then ended and for the period from December 15, 2006 (Date of Inception) through July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Flex Resources Co. Ltd. as of July 31, 2007, were audited by other auditors whose report dated September 16, 2007 included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flex Resources Co. Ltd. as of July 31, 2008, and the results of its operations and its cash flows for the period then ended and from December 15, 2006 (Date of Inception) through July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, negative working capital, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
October 17, 2008

FLEX RESOURCES CO. LTD.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
As of July 31, 2008 and 2007

	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,372	$46,193

Mineral property	-0-	6,411

Total assets	$1,372	$52,604

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accrued expenses	$18,509	$30,000

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 75,000,000 shares authorized, 4,256,500 shares issued and outstanding	4,257	4,257
Additional paid in capital	70,393	70,393
Accumulated other comprehensive income	1,259	739
Deficit accumulated during the exploration stage	(93,046)	(52,785)

Total stockholders’ deficit	(17,137)	22,604

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,372	$52,604

See accompanying notes to financial statements.

FLEX RESOURCES CO. LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended July 31, 2008
For the period from December 15, 2006 (Inception) through July 31, 2007
For the period from December 15, 2006 (Inception) through July 31, 2008

	Year ended July 31, 2008	Period from December 15, 2006 (Inception) to July 31, 2007	Period from December 15, 2006 (Inception) to July 31, 2008

General and administrative expenses:
Professional fees	$31,056	$37,990	$69,046
Exploration costs	-0-	12,258	12,258
Impairment loss	6,748	-0-	6,748
Other	2,457	2,537	4,994
Total general and administrative expenses	40,261	52,785	93,046

Net loss for the period	(40,261)	(52,785)	(93,046)

Other comprehensive income
Foreign currency translation	520	739	1,259

Net loss	$(39,741)	$(52,046)	$(91,787)

Net loss per share: Basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding: Basic and diluted	4,256,500	3,073,251

See accompanying notes to financial statements.

FLEX RESOURCES CO. LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from December 15, 2006 (Inception) through July 31, 2008

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Deficit accumulated during the exploration stage	Total
Issuance of common stock for $.01 per share pursuant to share subscription on January 10, 2007	2,900,000	$2,900	$26,100	$-0-	$-	$29,000
Issuance of common stock for cash at $.02 per share pursuant to subscription on May 1, 2007	1,125,000	1,125	21,375	-0-	-	22,500
Issuance of common stock for cash at $.10 per share pursuant to subscription on June 12, 2007	231,500	232	22,918	-0-	-	23,150
Net loss for the period	-	-	-	739	(52,785)	(52,046)
Balance July 31, 2007	4,256,500	4,257	70,393	739	(52,785)	22,604
Net loss for the period	-	-	-	520	(40,261)	(39,741)
Balance, July 31, 2008	4,256,500	$4,257	$70,393	$1,259	$(93,046)	$(17,137)

See accompanying notes to financial statements.

FLEX RESOURCES CO. LTD.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended July 31, 2008
For the period from December 15, 2006 (Inception) through July 31, 2007
For the period from December 15, 2006 (Inception) through July 31, 2008

	For the year ended July 31, 2008	Period from December 15, 2006 (Inception) to July 31, 2007	Period from December 15, 2006 (Inception) to July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,261)	$(52,785)	$(93,046)
Change in non-cash working capital items:
Impairment loss	6,748	-0-	6,748
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accrued expenses	(11,491)	30,000	18,509
CASH FLOWS USED IN OPERATING ACTIVITIES	(45,004)	(22,785)	(67,789)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral claim	(337)	(6,411)	(6,748)
CASH FLOWS USED IN INVESTING ACTIVITIES	(337)	(6,411)	(6,748)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	74,650	74,650
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-0-	74,650	74,650

Effect of exchange rate changes on cash	520	739	1,259

NET INCREASE (DECREASE) IN CASH	(44,821)	46,193	1,372
Cash, beginning of period	46,193	-	-
Cash, end of period	$1,372	$46,193	$1,372

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

FLEX RESOURCES CO. LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Flex Resources Co. Ltd. (“Flex” or the “Company”) was incorporated in Nevada on February 8, 2007.  Flex is an exploration stage company and has not yet realized any revenues from its planned operations.

On February 8, 2007, the Company acquired all the issued and outstanding shares of Flex Resources Ltd. (“Flex Canada”), a corporation incorporated in the province of British Columbia, Canada on December 15, 2006, from the sole shareholder. The consideration for the acquisition of Flex Canada was a one-for-one share exchange. This transaction was treated as a reorganization of capital to affect domicile and the December 15, 2006 date of incorporation of Flex Canada has been used as the date of inception.

Principles of Consolidation
The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Flex Resources Ltd.  All significant inter-company balances and transactions are eliminated.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Basic Loss Per Share
Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Mineral Properties
Cost of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Costs of acquisition are capitalized subject to impairment testing, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

Comprehensive Income
The Company has adopted SFAS 130 “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

FLEX RESOURCES CO. LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Tax
Flex follows SFAS 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Foreign Currency
The operations of the Company are located in Canada.  The Company maintains a US dollar bank account.  The functional currency is the US Dollar.  Transactions in foreign currencies other than the functional currency, if any, are re-measured into the functional currency at the rate in effect at the time of the transaction.  Re-measurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and accrued expenses.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.  It is management's opinion that the Company is not exposed to significant interest, currency or credit risks.

Recent Accounting Pronouncements
Flex does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Flex has recurring losses and has a deficit accumulated during the exploration stage of $93,046 as of July 31, 2008.  Flex's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Flex has no current source of revenue, has incurred operating losses since inception, and has negative working capital. Without realization of additional capital, it would be unlikely for Flex to continue as a going concern.  Flex's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Flex's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

FLEX RESOURCES CO. LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008

NOTE 3 - MINERAL PROPERTY RIGHTS

During the period ended July 31, 2007, the Company acquired a mineral claim in a 190 hectare property (Alps Property) 160 kilometers west of Vancouver, British Columbia, Canada for cash consideration of $6,411. The claim is subject to a requirement to either (1) complete exploration work on the claims valued at an amount stipulated by the government and pay a filing fee; or (2) pay a stipulated fee to the Province of British Columbia in lieu of completing exploration work.

Subsequent to year end, the Company abandoned its business plan of exploring the mining claims that are held in the British Columbia subsidiary, and has transferred all of the outstanding capital stock of Flex Resources Ltd. in exchange for $100 cash.  As a result the Company has recorded impairment in the value of the mining claims recorded on the balance sheet as at July 31, 2008 of $6,748.

NOTE 4 – INCOME TAXES

The Company is subject to United States income taxes and Canadian incomes (to the extent of its operations in Canada). The Company had no income tax expenses during the reported period due to net operating losses.

 Federal income tax consists of the following:

	July 31, 2008	July 31, 2007
Refundable Federal income tax attributable to:
Current Operations	$13,909	$18,216
Less: valuation allowance	(13,909)	(18,216)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

July 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$32,125
Less: valuation allowance	(32,125)
Net deferred tax asset	$-

At July 31, 2008, Flex had an unused net operating loss carryover for United States tax purposes approximating $92,000 that is available to offset future taxable income; it expires beginning in 2027.

FLEX RESOURCES CO. LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008

NOTE 5 – COMMON STOCK

On January 10, 2007, Flex issued 2,900,000 shares of stock to its founding shareholder for $29,000 cash.

On May 1, 2007, the Company issued 1,125,000 shares to 13 individuals pursuant to subscriptions for $.02 per share in return for total proceeds of $ 22,500.

On June 12, 2007, the Company issued 231,500 shares to 28 individuals pursuant to subscriptions for $ .10 per share in return for total proceeds of $ 23,150.

NOTE 6 – COMMITMENTS

Flex neither owns nor leases any real or personal property.  An officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  There can be no assurances that the facilities will continue to be provided at no charge in the future.