Form 10-Q
period 2008-10-31
FLEX RESOURCES CO. LTD
filed 2008-12-24
CIK 1413178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________ to ______________.

Commission File number: 333-146290

DEFENSE SOLUTIONS HOLDING, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	26-3624592
(State or other jurisdiction of Incorporation or organization)	(IRS Employee Identification No.)

707 Eagleview Boulevard
Exton, Pennsylvania  19431-1159
(Address of principal executive offices)

(610) 833-6000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Flex Resources Co. Ltd.
1284 East 19th Avenue
Vancouver, BC V5V 1L3
(Address of principal executive offices)

Former fiscal year ended July 31

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                           Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
As of December 24, 2008, there were 31,921,292 shares of the Registrant’s common stock outstanding.

DEFENSE SOLUTIONS HOLDING, INC.
f/k/a FLEX RESOURCES CO. LTD.

Form 10-Q

Index

Part I:	Financial Information
Item 1.	Financial Statements

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(UNAUDITED)

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF OCTOBER 31, 2008, AND JULY 31, 2008
(Unaudited)

ASSETS

	October 31,	July 31,
	2008	2008
Current Assets:
Cash and cash equivalents	$1,372	$1,372

Total current assets	1,372	1,372

Total Assets	$1,372	$1,372

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$18,509	$18,509

Total current liabilities	18,509	18,509

Total liabilities	18,509	18,509

Commitment and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $0.001 per share; 10,000,000 shares
authorized; zero shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 75,000,000 shares
authorized; 47,076,891 shares issued and outstanding	47,077	47,077
Additional paid-in capital	27,573	27,573
Accumulated other comprehensive income	1,259	1,259
(Deficit) accumulated during the development stage	(93,046)	(93,046)

Total stockholders' (deficit)	(17,137)	(17,137)

Total Liabilities and Stockholders' (Deficit)	$1,372	$1,372

 The accompanying notes to financial statements are
an integral part of these balance sheets.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (DECEMBER 15, 2006)
THROUGH OCTOBER 31, 2008
(Unaudited)

	Three Months Ended		Cumulative
	October 31,		From
	2008	2007	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	-	-	69,046
Exploration costs	-	-	12,258
Impairment loss	-	-	6,748
Other	-	240	4,994

Total general and administrative expenses	-	240	93,046

(Loss) from Operations	-	(240)	(93,046)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	-	(240)	(93,046)

Comprehensive (Loss):
Foreign currency translation adjustment	-	129	1,259

Total Comprehensive (Loss)	$-	$(111)	$(91,787)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$-	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	47,076,891	47,076,891

The accompanying notes to financial statements
are an integral part of these statements.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (DECEMBER 15, 2006)
THROUGH OCTOBER 31, 2008
(Unaudited)

	Three Months Ended		Cumulative
	October 31,		From
	2008	2007	Inception

Operating Activities:
Net (loss)	$-	$(240)	$(93,046)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Impairment loss	-	-	6,748
Changes in operating assets & liabilities-
Accrued liabilities	-	(19,762)	18,509

Net Cash (Used in) Operating Activities	-	(20,002)	(67,789)

Investing Activities:
Purchase of mineral claim	-	(114)	(6,748)

Net Cash (Used in) Investing Activities	-	(114)	(6,748)

Financing Activities:
Proceeds from sale of common stock	-	-	74,650

Net Cash Provided by Financing Activities	-	-	74,650

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	129	1,259

Net (Decrease) Increase in Cash and Cash Equivalents	-	(19,987)	1,372

Cash and Cash Equivalents - Beginning of Period	1,372	46,193	-

Cash and Cash Equivalents - End of Period	$1,372	$26,206	$1,372

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

(1)           Summary of Significant Accounting Policies

    Basis of Presentation and Organization

Defense Solutions Holding, Inc. (formerly Flex Resources Co. Ltd.)  (the “Company” or “DSHI”) is a Nevada corporation in the development stage which initially pursued the acquisition and exploration of mineral claims.  (See below for a discussion of the change in business plan of the Company).  The Company was incorporated under the laws of the State of Nevada on February 8, 2007.

On February 8, 2007, the Company acquired in a reverse merger all the issued and outstanding shares of Flex Resources Ltd. (“Flex Canada”), a British Columbia, Canada corporation, from its sole stockholder.  Flex Canada was incorporated under the laws of the Province of British Columbia, Canada, on December 15, 2006, and prior to the completion of the reverse merger, had limited operations.  The consideration for the reverse merger of Flex Canada was a one-for-one share exchange.  This transaction was accounted for as a reorganization of capital, with the assets and liabilities of the entities being brought over at their historical cost bases.  Expenses of the reorganization were expensed as incurred.

On August 23, 2008, the Company sold all of the outstanding shares of Flex Canada to its former president and Director for $100 and began to evaluate other business opportunities.

On November 14, 2008, the Company acquired, through a second reverse merger (the “Merger”), all of the outstanding shares of common stock of Defense Solutions, Inc., a Delaware corporation (“DSI”), and the former stockholders of DSI were issued an aggregate of 16,793,401 shares of the Company’s common stock in exchange for their shares of DSI common stock.  As a result of the Merger, the former stockholders of DSI became the majority stockholders of the Company.  This transaction was accounted for as a reverse merger and reorganization of capital, with the assets and liabilities of the entities being brought over at their historical cost bases.  Expenses of the reorganization were expensed as incurred.  In connection with the Merger, the Company changed its name to Defense Solutions Holding, Inc. to better reflect its current business plan.  At or about the time of the closing of the Merger, the Company completed the initial closing of a private placement pursuant to which it sold to subscribers 125,000 shares of its common stock for an aggregate purchase price of $250,000 (the “Private Placement”).

DSI was organized and incorporated on April 10, 2007, under the laws of the State of Delaware.  DSI is an international program/project management, business development, and executive consulting firm, initially established as a limited liability company in 2001, to serve the defense, homeland security information technology, and telecommunication markets.  The Company intends to carry on DSI’s business in the same manner as it was carried on by DSI before the Merger as the Company’s sole line of business.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

   Unaudited Interim Financial Statements

The interim financial statements of the Company as of October 31, 2008, and for the three months ended October 31, 2008, and 2007, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 31, 2008, and July 31, 2008, and the results of its operations and its cash flows for the three months ended October 31, 2008, and 2007, and cumulative from inception.  These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2009.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of July 31, 2008, filed with the SEC for additional information, including significant accounting policies.

  Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”).  The Company’s functional currency is the United States Dollar (“USD”) Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period.  Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods.  Translation adjustments are included in other comprehensive income (loss) for the period.  Certain transactions of the Company are denominated in United States dollars.  Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

   Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Revenue Recognition

The Company is in the exploration stage and has yet to realize revenues from operations.  It plans to realize revenues for financial reporting purposes when there is persuasive evidence of an agreement or contract, contract milestones have been met or delivery has occurred, acceptance has been approved by the customer, the fee is fixed or determinable, and collection of the related receivable is probable.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

   Mineral Properties

Cost of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expense as incurred.  Costs of acquisition are capitalized subject to impairment testing, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), when facts and circumstances indicate impairment may exist.  For the three months ended October 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.
   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the three months ended October 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended October 31, 2008, and 2007.

  Income Taxes

Income taxes are provided in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of October 31, 2008, and July 31, 2008, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

   Concentration of Risk

As of October 31, 2008, and July 31, 2008, the Company maintained its cash account at one commercial bank.  The balance in the account was subject to FDIC coverage.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2008, and July 31, 2008, and revenues and expenses for the three months ended October 31, 2008, and 2007, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage and has engaged in limited operations.  In 2008, the business plan of the Company was changed from the acquisition and exploration of mineral claims, to that of services to the defense, homeland security information technology, and telecommunication markets.

On February 8, 2007, the Company acquired in a reverse merger all the issued and outstanding shares of Flex Canada, a British Columbia, Canada corporation, from the sole stockholder.  Flex Canada was incorporated under the laws of the Province of British Columbia, Canada, on December 15, 2006, and prior to the completion of the reverse merger, had limited operations.  The consideration for the reverse merger of Flex Canada was a one-for-one share exchange.  This transaction was accounted for as a reorganization of capital, with the assets and liabilities of the entities being brought over at their historical cost bases.  Expenses of the reorganization were expensed as incurred.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

On August 23, 2008, the Company sold all of the outstanding shares of Flex Canada to its former president and Director for $100 and began to evaluate other business opportunities.

On November 14, 2008, the Company acquired, through the Merger, all of the outstanding shares of common stock of DSI, and the former stockholders of DSI were issued an aggregate of 16,793,401 shares of the Company’s common stock in exchange for their shares of DSI common stock.  As a result of the Merger, the former stockholders of DSI became the majority stockholders of the Company.  This transaction was accounted for as a reverse merger and reorganization of capital, with the assets and liabilities of the entities being brought over at their historical cost bases.  Expenses of the reorganization were expensed as incurred.

At or about the time of the closing of the Merger, the Company completed the initial closing of the Private Placement pursuant to which it sold to subscribers 125,000 shares of its common stock for an aggregate purchase price of $250,000.

DSI was organized and incorporated on April 10, 2007, under the laws of the State of Delaware.  DSI is an international program/project management, business development, and executive consulting firm, initially established as a limited liability company in 2001, to serve the defense, homeland security information technology, and telecommunication markets.  The Company intends to carry on DSI’s business in the same manner as it was carried on by DSI before the Merger as the Company’s sole line of business.

While management of the Company believes that it will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the service of defense, homeland security information technology, and telecommunication markets, or related services that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception and its cash resources are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

(3)           Mineral Property Rights

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

As of July 31, 2008, the Company abandoned its business plan of exploring mining claims in British Columbia, and transferred all of the outstanding capital stock of Flex Canada in exchange for $100 cash.  As a result, the Company recorded impairment in the value of the mining claims recorded on the balance sheet at of July 31, 2008, of $6,748.

(4)           Capital Stock

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock.  The rights and preferences related to the preferred stock will be established by the Board of Directors of the Company.

The Company is authorized to issue 75,000,000 shares of $0.001 par value common stock.  All shares of common stock have equal voting rights, are non-assessable, and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50 percent of the common stock could, if they choose to do so, elect all of the Directors of the Company.

On January 10, 2007, the Company issued 32,074,000 shares (post forward stock split) of its common stock to its founding stockholder for cash proceeds of $29,000.

On May 1, 2007, the Company issued 12,442,500 (post forward stock split) shares to 13 individuals pursuant to subscriptions for $0.0018 per share in return for total proceeds of $22,500.

On June 12, 2007, the Company issued 2,560,390 shares to 28 individuals pursuant to subscriptions for $0.009 per share in return for total proceeds of $23,150.

On September 26, 2008, the Company effected an 11.06-for-1 forward split of its common stock.  All share references contained in this report have been adjusted to give effect for the stock split.

On August 23, 2008, the Company sold all of the outstanding shares of Flex Canada to its former president and Director for $100 and began to evaluate other business opportunities.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

On November 14, 2008, the Company acquired, through the Merger, all of the outstanding shares of common stock of DSI, and the former stockholders of DSI were issued an aggregate of 16,793,401 shares of the Company’s common stock in exchange for their shares of DSI common stock.  This transaction was accounted for as a reverse merger and reorganization of capital, with the assets and liabilities of the entities being brought over at their historical cost bases.  Expenses of the reverse merger were expensed as incurred.  Further, at or about the time of the closing of the Merger, the Company completed the initial closing of the Private Placement pursuant to which it sold to subscribers 125,000 shares of its common stock for an aggregate purchase price of $250,000.

In addition, at the time of the Merger, a principal stockholder of the Company surrendered 32,074,000 shares (post forward stock split) of common stock to the Company for cancellation.

(5)           Income Taxes

The provision (benefit) for income taxes for the three months ended October 31, 2008, and 2007, was as follows (assuming a 15% effective income tax rate):

	Three Months Ended
	October 31,
	2008	2007

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$-	$39
Change in valuation allowance	-	(39)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of October 31, 2008, and July 31, 2008, as follows:

	As of	As of
	October 31,	July 31,
	2008	2008

Loss carryforwards	$32,125	$32,125
Less - Valuation allowance	(32,125)	(32,125)

Total net deferred tax assets	$-	$-

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

The Company had net operating loss carryforwards for income tax reporting purposes of approximately $92,000 as of October 31, 2008, and July 31, 2008, that may be offset against future taxable income.  The net operating loss carryforwards begin to expire in the year 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(6)           Recent Accounting Pronouncements

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

-	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
-	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
-	disclosure of information about credit-risk-related contingent features; and
-	cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles” (“SAS No. 69”).  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

c)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS No. 69 for state and local governmental entities and federal governmental entities.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

(7)           Subsequent Events

On November 14, 2008, the Company, DSI, and DefSol Acquisition Corp. (a Delaware corporation and “Acquisition Corp.”), a wholly owned subsidiary of the Company, entered into the Merger pursuant to which Acquisition Corp. was merged with and into DSI, with DSI surviving as a wholly owned subsidiary of the Company.  The Company acquired all of the outstanding capital stock of DSI in exchange for issuing 16,793,401 shares of the Company’s common stock, par value $0.001 per share to DSI’s stockholders at a ratio of 2.3163 shares of common stock for each share of DSI common stock outstanding at the effective time of the Merger.  As a result of the Merger, the former stockholders of DSI became the majority stockholders of the Company.  This transaction was accounted for as a reverse merger and reorganization of capital, with the assets and liabilities of the entities being brought over at their historical cost bases.  Expenses of the reverse merger were expensed as incurred.  In connection with the Merger, the Company changed its corporate name to Defense Solutions Holding, Inc.  Further, at or about the time of the closing of the Merger, the Company completed the initial closing of its Private Placement by issuing 125,000 shares (post forward stock split) of common stock at $2.00 per share for gross proceeds of $250,000.

In addition, at the time of the Merger, a principal stockholder of the Company surrendered 32,074,000 shares (post forward stock split) of common stock to the Company for cancellation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Information

This Form 10-Q includes “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including our ability to raise capital, national, local and international economic conditions, changes in interest rates, the effect of government regulation on our operations and other factors described from time to time in filings with the Securities and Exchange Commission.

Overview

We were incorporated in the State of Nevada on February 8, 2007. From inception until August 28, 2008, we were an exploration stage company with plans to explore certain mining claims known as the “Alps” which were held by our British Columbia subsidiary, Flex Resources, Ltd.  On August 28, 2008, we sold all of the outstanding shares of common stock of Flex Resources, Ltd. to our former President and director, for $100 and began to evaluate other business opportunities.

On November 14, 2008, we acquired all of the outstanding capital stock of Defense Solutions, Inc., a Delaware corporation (“DSI”), by way of a merger of our wholly owned subsidiary with and into DSI (the “Merger”), and the former stockholders of DSI were issued an aggreagate16,793,401 shares of our common stock in exchange for their shares of DSI common stock.  In connection with the Merger, we changed our corporate name to Defense Solutions Holding, Inc.  At or about the effective time of the Merger, we completed the initial closing of a private placement pursuant to which we sold to subsidiaries 125,000 shares of our common stock for an aggregate purchase price of $250,000 (the “Private Placement”).  We may sell up to an aggregate of 3,500,000 shares of common stock in the Private Placement.  The Private Placement offering, which is subject to market conditions, will be made in the United States only to qualified accredited investors.  The shares offered pursuant to the Private Placement have not been registered under the Securities Act of 1933 or applicable state laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws. This report should not constitute an offer to sell or a solicitation of an offer to buy the shares of our common stock.

We intend to carry on DSI’s business in the same manner as it was carried on by DSI before the Merger.  Financial information pertaining to DSI was included in the Form 8-K that we filed with the Securities and Exchange Commission on November 20, 2008.

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto and other information provided in this report.

Results of Operations for the three months ended October 31, 2008 and 2007

We did not earn any revenues from our inception through the period ending October 31, 2008.

We incurred operating expenses in the amount of $0 and $240 for the three months ended October 31, 2008 and 2007, respectively.  The operating expenses for the three months ended October 31, 2007 included office and administration expenses in the amount of $240.

We incurred a net loss in the amount of $0 for the three months ended October 31, 2008, and $240 for the three months ended October 31, 2008.

Results of operations for periods ending after October 31, 2008 will reflect the results of operations of DSI.

Liquidity and Capital Resources

Operating activities used $0 in cash for the three months ended October 31, 2008, and $20,002 for the three months ended October 31, 2007.  Our net loss of $240 and a decrease in accrued liabilities of $19,762 were the negative components of our operating cash flows.  We had no cash flows provided by financing activities during either the three months ended October 31, 2008 or the three months ended October 31, 2007.

As of October 31, 2008, we had $1,372 in current assets consisting solely of cash and $18,509 of liabilities.  We acquired the business of DSI in November 2008, and intend to operate it as our sole line of business.  DSI has historically relied on cash flow from operations, borrowings under credit facilities and loans from related parties to support its operations.  As of the date of this report, DSI has limited cash resources and a working capital deficit, and additional capital will be required to sustain our combined operations.  We are seeking to  raise up to $7,000,000 in the Private Placement to support our operations.

There can be no assurance that we will be successful in raising additional capital through additional borrowings, private placements (including the Private Placement) or otherwise.  Even if we are successful in raising capital through the sources specified, there can be no assurance that any such financing would be available in a timely manner or on terms acceptable to us.  Additional equity financing could be dilutive to our stockholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

Information with respect to the assets, liabilities and commitments acquired as a result of our acquisition of DSI is contained in the Report on Form8-K that we filed with the Securities and Exchange Commission on November 20, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our annual financial statements for the fiscal year ended July 31, 2008, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern in its audit report.  Further, DSI’s independent registered accounting firm included an explanatory paragraph regarding concerns about DSI’s ability to continue as a going concern in its report on the financial statements of DSI for the year ended December 31, 2007.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

We believe that our business operations are not exposed to market risk relating to interest rate, foreign currency exchange risk or commodity price risk.

Item 4. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

Changes in Internal Controls over Financial Reporting

With the participation of Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2008.  Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of July 31, 2008 as the result of a material weakness.  The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  We had the following significant deficiencies at July 31, 2008:

•	We had only one employee to oversee bank reconciliations, posting payables, and so forth, so there were not checks and balances on internal controls.

Change in Internal Controls; Remediation of Material Weakness

We believe that we will be able to remedy our material weakness in the quarter ending December 31, 2008, as a result of our acquisition of DSI and the increase in our workforce which has resulted from such acquisition.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or fraud.  Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Part II.  Other Information

Item 1. Legal Proceedings.

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results.  However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued an aggregate of 16,793,401 shares of common Stock in the Merger in November 2008 to four former shareholders of DSI.  We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in making such issuances.

We issued 125,000 shares of our common stock to two investors in November 2008 in connection with the Private Placement.  We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder in making such issuances.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters To A Vote Of Security Holders

None

Item 5. Other Information

In November  2008, we filed an Amended and Restated Certificate of Incorporation to (i) change our corporate name from Flex Resources Co. Ltd. to Defense Solutions Holding, Inc., (ii) increase the number of authorized shares of our capital stock to 85,000,000 shares, including 75,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock, the rights and preferences of which may be established by our Board of Directors and (ii) add provisions which limit the liability of directors as permitted by Nevada law and (iii) add a provision which provides that our directors have the power to adopt, amend and repeal by-laws.

Our OTC Bulletin Board symbol has been changed to DFSH.

Upon the effectiveness of the Merger, we changed our fiscal year from a year ending July 31 to a year ending December 31.

Item 6.  Exhibits

Exhibit	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Defense Solutions Holding, Inc.

By:	/s/Timothy D. Ringgold
Name:	Timothy D. Ringgold
Title:	Chief Executive Officer

Dated: December 24, 2008

By:	/s/David DiFelice
Name:	David DiFelice
Title:	Chief Financial Officer

Dated: December 24, 2008