Form 10-K
period 2008-12-31
Defense Solutions Holding, Inc.
filed 2009-05-08
CIK 1413178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-146290

DEFENSE SOLUTIONS HOLDING, INC.
(Exact name of Registrant as specified in its charter)

Nevada	26-3624592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

707 Eagleview Boulevard, Suite 100
Exton, Pennsylvania  19341-1159
(Address of principal executive offices)

(610) 833-6000
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒.

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock as reported by the “OTC Bulletin Board” as of May 6, 2009, was $6,092,147 based upon 16,031,966 shares held by non-affiliates.

The number of shares of Common Stock, $.0001 par value, outstanding as of May 6, 2009 was 32,246,066.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  The words “expect”, “estimate”, “anticipate”, “believe”, “intend”, and similar expressions are intended to identify forward-looking statements.  Such statements involve assumptions, uncertainties and risks.  If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected.  Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the defense industry generally; uncertainties associated with our brief operating history; our ability to raise additional capital; our ability to achieve and manage growth; our ability to attract and retain qualified personnel; our ability to receive contract awards; our ability to open new offices; general economic conditions; the continued cooperation of our creditors; our ability to diversify our client base; and other factors discussed in Item 1A of this Annual Report under the caption “Risk Factors” and from time to time in our filings with the Securities and Exchange Commission.  These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business.  The following discussion and analysis should be read in conjunction with the Financial Statements and notes appearing elsewhere in this Annual Report. In this Annual Report on Form 10-K, references to “Defense Solutions”, “our company”, “the Company”, “we”, “us” and “our” refer to Defense Solutions Holding, Inc. and its subsidiaries.

DEFENSE SOLUTIONS HOLDING, INC.
FORM 10-K

Table of Contents

PART I

ITEM 1.       BUSINESS

Background

Defense Solutions Holding, Inc. was incorporated in the State of Nevada on February 8, 2007.  Our company was originally named “Flex Resources Co. Ltd.”  From inception until August 28, 2008, we were an exploration stage company with plans to explore certain mining claims known as the “Alps” which were held by our subsidiary, Flex Resources, Ltd.  On August 28, 2008, we sold all of the outstanding shares of common stock of Flex Resources, Ltd. to our former President and director and began to evaluate other business opportunities.

On November 14, 2008, we acquired all of the outstanding capital stock of Defense Solutions, Inc., a Delaware corporation (“DSI”), by way of merger of our wholly owned subsidiary with and into DSI (the “Merger”), and the former stockholders of DSI were issued an aggregate 16,793,401 shares of our common stock in exchange for their shares of DSI common stock.  In connection with the Merger we changed our corporate name to “Defense Solutions Holding, Inc.” and the business of DSI became our sole line of business.

We maintain our corporate headquarters at 707 Eagleview Boulevard, Suite 100, and our telephone number is (610) 833-6000.

Overview

We are an international program/project management, business development and executive consulting firm established in 2001 to serve the defense, homeland security information technology and maritime security markets.

We have consulted with and worked for U.S. federal and state agencies, including the White House, Department of Defense, Department of the Army, Department of State, Department of Homeland Security, Department of Interior, and the Pennsylvania General Assembly to devise and implement strategies supporting armed forces and civilian programs.  In addition, in support of U.S. led coalition efforts, we have provided services to the Iraqi Ministry of Defense and the North Atlantic Treaty Organization (NATO).

Our primary business activities to date have been focused on:

•	the supply, refurbishment, modernization, and maintenance of military vehicles and equipment, including armored vehicles and main battle tanks;

•	strategic studies, analyses and evaluations;

•	Mission Oriented Business Improvement Services (MOBIS)

•	homeland security services;

•	program/project management; and

•	maritime security.

We have assembled a team of senior executives and advisors with significant military and government experience and developed an extensive network of relationships that we believe enhances our ability to exploit opportunities in the international defense and homeland security markets.

Supply and Refurbishment of Military Vehicles

We repair and overhaul main battle tanks, armored personnel carriers, infantry fighting vehicles, self-propelled howitzers and other vehicles, including military trucks, electrical generator sets, airport fire-fighting vehicles, mobile water tank vehicles and trailers,.

In 2005, we contracted with the Ministry of Defense of the Republic of Iraq, Multi-National Security Transition Command-Iraq (MNSTC-I) and NATO to deliver refurbished T-72 main battle tanks to Iraq.  A total of 77 T-72 main battle tanks were supplied to the Iraqi Army pursuant to this engagement.  Since that time, we have been seeking additional engagements with Multi-National Force – Iraq and Iraq coalition partners to refurbish, deliver and upgrade armored vehicles, including T-72 Main Battle Tanks, BTR-80 Armored Personnel Carriers, and various recovery, maintenance, ammunition and medical evacuation vehicles; however, no assurance can be given that we will be awarded additional contracts.

Our armored vehicles services include vehicle and equipment refurbishment and remanufacture.  In performing these services, we typically modify a base vehicle to the specifications of our customer.  In addition to general engine overhaul, repair and overhaul services include armoring, installation of ventilators, bulletproof windows, emergency escapes, intercom systems, fire suppression systems, reinforcement and armoring of doors, and installation of day/night thermal sights and observation instruments.  Technology upgrades include installation of laser range finders and detection systems.  Upgrades to battle tanks include gun and turret stabilization systems, battle management systems, life support systems, thermal, digital and laser technologies, explosive reactor armor and smoothbore gun and cannon installations.

To date, our armored vehicle refurbishment and repair services have been conducted at the facility of our subcontractor HM CURRUS Combat Vehicle Technique Company (“CURRUS”), a company controlled by the Hungary Ministry of Defense, in Gödöllö, Hungary.

On February 10, 2009, we entered into an agreement with Mustang Dynamometer to manufacture testing and calibration equipment for the fire control systems of main battle tanks and infantry fighting vehicles in Iraq. The agreement covers nine optical and electrical instruments and contemplates that the work will be completed within four months.  The total amount payable to us pursuant to the agreement is $1,031,054.

Strategic Studies and Evaluations

Our management team collectively has extensive experience in defense, homeland security and government affairs that enables us to conduct strategic studies and perform in-depth analyses to identify requirements, examine market conditions, assess critical areas, produce strategies, develop policies, and plan execution for a variety of customers.  Studies conducted to date include:

•	A Comprehensive Study and Review of Veteran Services in Pennsylvania, conducted for the Pennsylvania General Assembly;

•	Homeland Security market analysis for Elbit Systems;

•	Strategic studies in the Defense and Homeland Security markets for Raytheon and Lockheed Martin;

•	The White House Study on Critical Infrastructure Protection (Classified), conducted for the Executive Office of the President of the United States;

•	Military market analysis and development of a penetration strategy for a specialized tool manufacturing company; and

•	Facility security and vulnerability assessments for various customers.

Mission Oriented Business Improvement Services (MOBIS)

The U.S. General Services Administration (the “GSA”) has awarded us a Federal Supply Schedule contract for Mission Oriented Business Integrated Services (“MOBIS”).  Under MOBIS, we are able to provide expert advice, assistance, guidance or counseling in support of federal government agencies’ mission oriented business functions, including management or strategy consulting; program planning, audits and evaluations; studies, analyses, scenarios and reports relating to mission-oriented business programs or initiatives, such as defense studies, tabletop exercises or scenario simulations; educational studies, regulatory studies, economic studies and preparedness studies; executive/ management coaching services; customized training as part of a consulting engagement; policy and regulatory development and review; expert witness services in support of litigation, claims or other formal cases, and advisory and assistance services.

With a MOBIS agreement, we can be awarded contracts without the need for the government to conduct a competitive bid process as we have already been accepted as a qualified supplier and the government has already agreed to the acceptable wage rates.

As of May 6, 2009, we were executing the following contractual statements of work:

•	18 Task Orders under a U.S. National Park Service Blank Purchase Agreement for fleet management services;

•
A Consultant’s Agreement with the State of Maryland Port Administration (“MPA”) Agency pursuant to which we have been engaged to provide expertise, labor, materials and transportation to provide port safety and security services for implementation of facility security requirements of the Marine Transportation Security Act and to provide security measures that could be used to provide security for MPA-owned facilities.

In late 2008, we completed a subcontract arrangement to provide the Department of Homeland Security-Office of Management and Logistics with the services of a full time aviation asset manager.

Homeland Security

We support government and commercial customers with homeland security, military, and information security expertise and provide in-depth analysis of strategic and operational concepts, policies and material acquisition programs to support key decision makers.  Our team of experts, representing the relevant homeland security, military services, and information technology practice areas, have first-hand knowledge of modern-day operational and technological capabilities that enable us to identify requirements, assess critical areas, produce strategies and implement and execute programs.  Members of our team have:

•	commanded state-level law enforcement organizations;

•	commanded Battalion-level fire service organizations;

•	organized, trained and lead SWAT teams;

•	led security operations at the 1984 Olympic Games in Atlanta;

•	led security operations during visits by the U.S. President and Pope John Paul II;

•	led security operations at Governor’s Association Conferences; and

•	commanded military forces in support of local authorities during domestic emergencies.

Our Homeland Security Team includes personnel who have served on:

•	Department of Homeland Security Planning Teams;

•	Local Emergency Planning Committees;

•	Regional Counter-Terrorism Task Forces;

•	The Chemical Industry Joint Community Advisory Committee; and

•	The Community Emergency Response Team Working Group.

Program Management

We have significant experience and expertise in its program management practice. Programs managed to date include:

•	2005 Tank Refurbishment Project for MNSTC-I, NATO, and The Republic of Iraq;

•
Wired Obstacle Detection System Test and Evaluation with the U.S. Army Aviation Applied Technology Directorate for Electro-Optics, Industries, Ltd., an Israeli firm engaged in the development and production of electro-optics systems and products.;

•
International Cooperative Research and Development Programs (International CRADA development) with the Armament, Research, Development and Engineering Center (“ARDEC”), located at Picatinny Arsenal, New Jersey for RAFAEL U.S.A., the U.S. affiliate of Rafael Armament Development Authority, Ltd., an Israeli firm engaged in the development of armaments and combat platforms.

Maritime Security and the Marine Industry

We have the expertise necessary to provide maritime security and other services to the marine industry.  Our range of services includes:

•
Maritime Security and Vulnerability Assessments – Our team conducts assessments of ports, facilities, and vessels under the International Ship and Port Facility Security Code and the U.S. Maritime Transportation Security Act.  Services include vessel security assessment (including tankers, bulk, break bulk, containers, rigs and barges) and facility security assessments (including power generation stations, automobile import/export terminals, and bulk commodity and steel plants).

•
Threat Assessments – Our team includes career law enforcement personnel, a former special agent in charge of the Florida Department of Law Enforcement, and former agents of the Federal Bureau of Investigation, who are experienced in conducting port, region, and local threat and vulnerability assessments.

•	Security Plan Development – Using data developed from security assessments, we prepare comprehensive security plans that include security procedures, training, and technology.

•
U.S. Coast Guard Liaison Services – We can represent clients in dealings with the U.S. Coast Guard and can assist vessel personnel to prepare a ship for a Coast Guard Port Site Control Examination to mitigate deficiencies and avoid vessel detentions.

•
Security Exercises – We have the expertise to plan, participate in and execute various maritime exercises, including oil and hazardous material spill drills, security drills, and other emergency response drills.

•
Training Services – We offer a variety of training courses including ship or company security officer training, general security awareness training for employees, security planning and procedures training, awareness training for personnel traveling to foreign locations, and maritime law enforcement training for security forces.

Competition

In the supply and refurbishment of military vehicles, we compete primarily with a number of larger companies, including U.S.-based Textron, Inc. and General Dynamics, Inc., the Austrian company Steyr-Daimler-Puch Spezialfahrzeug GmbH, the French company GIAT industries, the German company MOWAG/Rheinmetall AG and the Italian company IVECCO-Oto Melara.  Each of these companies has greater name recognition, marketing and financial resources than us.  To enable us to compete more effectively with these larger companies, we collaborate with other companies, including CURRUS, VOP Trencin, a Slovakian company, and Excalibur, a Czechoslovakian company, which have an Eastern European presence and increase the resources that can be offered to potential customers.  In addition, we have focused our efforts on the refurbishment and upgrade of Eastern bloc military vehicles which is a market that has fewer U.S. and European based competitors.  In this market, we compete primarily on the basis of expertise, price and product performance and quality.  Competitors in this segment of the market include Sagem, Defense Securite, a French company, and Bumar, a Polish company.

In performing strategic studies and evaluations, we generally compete in a fragmented industry with a number of large companies and many smaller firms.  To enhance our ability to compete for large engagements, we seek to team with large firms that dominate this market segment, including Booz Allen Hamilton Inc. rather than compete for these projects alone.  In competing for these collaborative opportunities, as well as smaller projects, we compete on the basis of the expertise and reputation of senior consultants, timeliness and to a lesser extent, price.

In conducting fleet management services and studies, we compete primarily against a number of small and medium sized firms such as Municipal Fleet Consultants, Merchants Leasings and Mercury Associates.  We believe that expertise and price are the two principal factors on which we compete for these opportunities.

In performing port security studies and assessments, we compete with larger firms such as ABS Consulting, Obrien’s Group and Scence Applications International Corporation (SAIC) as well as smaller firms such as C&H Patriot Security and Silva Consultants.

Suppliers

We acquire the parts and components necessary to provide our vehicle refurbishment and upgrade services from various suppliers in the United States, Israel, Central Europe, Eastern Europe and Jordan.  We choose not to align ourselves with any one supplier so we it can select the best solution for our customers.  Generally, there are multiple sources of supply for the parts and components we use.

The government of Hungary donated the main battle tanks as well as certain recovery vehicles that we refurbished, upgraded and supplied to Iraq.

Regulatory Matters

Contracts with the U.S. government are subject to certain regulatory requirements.  Under U.S. government regulations, certain costs, including certain financing costs, portions of research and development costs, lobbying expenses, certain types of legal expenses and certain marketing expenses related to the preparation of bids and proposals, are not allowed for pricing purposes and calculation of contract reimbursement rates under cost-reimbursement contracts.  The U.S. government also regulates the methods by which allowable costs may be allocated under U.S. government contracts.

Our’ government contracts are subject to audits at various points in the contracting process.  Pre-award audits are performed at the time a proposal is submitted to the U.S. government for cost-reimbursement contracts.  The purpose of a pre-award audit is to determine the basis of the bid and provide the information required for the U.S. government to negotiate the contract effectively.  In addition, the U.S. government may perform a pre-award audit to determine our capability to perform under a contract.  During the performance  of a contract, the U.S. government may have the right to examine costs incurred by us in the contract, including any labor charges, material purchases and overhead charges.  Upon a contract’s completion, the U.S. government performs an incurred cost audit of all aspects of contract performance for cost-reimbursement contracts to ensure that we have performed the contract in a manner consistent with its proposal.  The government also may perform a post-award audit for proposals that are subject to the Truth in Negotiations Act, which are proposals in excess of $600,000, to determine if the cost proposed and negotiated was accurate, current and complete as of the time of negotiations.

The Defense Contract Audit Agency (“DCAA”) performs these audits on behalf of the U.S. government.  The DCAA also reviews the adequacy of, and our compliance with, its internal control systems and policies, including its purchasing, property, estimating, compensation and management information systems.  The DCAA has the right to perform audits on incurred costs on all contracts on a yearly basis.  An adverse finding under a DCAA audit could result in the disallowance of our costs under a U.S. government contract, termination of U.S. government contracts, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the U.S. government.  In the event that an audit by the DCAA recommends disallowance of our costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions.  Approval of submitted yearly contract incurred costs can take from one to three years from the date of submission of the contract costs.

Sales and Marketing

We market our services to U.S. and foreign governments, including their military branches.  We also market our services to commercial entities in the U.S. and abroad.

To expand our capabilities and our ability to obtain and fulfill contract awards, we have entered into teaming agreements with larger companies, including, among others, DynCorp International, Ltd., MPRI, an L-3 communications company, and Omega Training Group, Inc.

Intellectual Property

We do not own any trademarks or patents and do not believe our business is dependent on trademarks or patents.

Employees

As of May 6, 2009, we had 14 employees .  We believe that our relationship with these employees is satisfactory and we have not suffered any labor problems since our inception.

ITEM 1A.           RISK FACTORS

We have a limited operating history, which limits the information available to evaluate our business.

We began our operations in 2001.  We incurred net losses of $2,719,871 and $1,995,928 during the years ended December 31, 2008 and 2007, respectively.  There is limited operating and financial information to evaluate our historical performance and our future prospects.  We face the risks and difficulties of an early-stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives.  There can be no assurance that we will succeed in addressing any or all of these risks or that we will achieve future profitability, and the failure to do so would have a material adverse effect on our business, financial condition and operating results.

Our existing U.S. government contracts are subject to continued appropriations by Congress and may be terminated or delayed if future funding is not made available.

We derive a significant portion of our revenue from contracts with the U.S. government.  Future sales from orders placed under existing U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations.  Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years.

As a defense contractor, we have benefited from an upward trend in overall U.S. defense spending over the last several years.  However, we cannot guarantee that this trend will continue for any period of time.  Government programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the government’s budget formulation and appropriation processes.  Budget decisions made in this environment may have long term consequences for the size and structure of our business, and that of the overall defense industry.  There remains the possibility that one or more of our programs will be reduced, extended, or terminated.  Reductions in our existing programs, unless offset by other programs and opportunities, could adversely affect our ability to grow its sales and profitability.

In addition, although many of our U.S. government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time.  As a result, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency.  Therefore, we may not receive the full amount expected under a contract.

Our revenues depend on our ability to maintain our level of government business and with new contracts.  The loss of contracts with government agencies could adversely affect our revenues.

We derived 21% of our total revenue in the 2008 fiscal year and 59% of our total revenue in the 2007 fiscal year from federal government contracts.  We expect that contracts with the federal government and with government agencies will continue to be a significant source of revenue for the foreseeable future.  If we were suspended or debarred from contracting with the government generally, with the General Services Administration, or any significant agency in the Department of Defense, or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with or significantly decreased the amount of business we do with us, our business, prospects, financial condition and operating results could be materially and adversely affected.  Further, we expect that much of the business that we expect to seek in the foreseeable future likely will be subject to a competitive bidding process.  Competitive bidding presents a number of risks, including:

•	the need to compete against companies or teams of companies with more financial and marketing resources and more experience in bidding on and performing major contracts than we have;

•
the need to compete against companies or teams of companies that may be long-term, entrenched incumbents for a particular contract for which we are competing and that have, as a result, greater domain expertise and better customer relations;

•	the expense and delay that may arise if our competitors protest or challenge new contract awards;

•	the need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties, cost overruns or both;

•	the substantial cost and managerial time and effort, including design, development and marketing activities, necessary to prepare bids and proposals for contracts that may not be awarded to us;

•	the need to develop, introduce, and implement new and enhanced solutions to our customers’ needs;

•	the need to locate and contract with teaming partners and subcontractors; and

•	the need to accurately estimate the resources and cost structure that will be required to perform any fixed-price contract that we are awarded.

If we are unable to win particular contracts that are awarded through the competitive bidding process, we may not be able to operate in the market for services that are provided under those contracts for a number of years.  If we win a contract, and upon expiration, if the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process and there can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract.

Because of the complexity and scheduling of contracting with government agencies, we may incur costs before receiving contractual funding by the government agency.  In some circumstances, we may not be able to recover these costs in whole or in part under subsequent contractual actions.

If we are unable to consistently retain existing contracts or win new contract awards, our business prospects, financial condition and results of operations will be adversely affected.

Our business could be adversely affected by changes in budgetary priorities of the federal government or the foreign governments with which we have contracts.

Changes in government budgetary priorities could directly affect our financial performance.  A significant decline in government expenditures, a shift of expenditures away from programs that we support, or a change in government contracting policies could cause government agencies to reduce their purchases under contracts, to exercise right to terminate contracts at any time without penalty, or not to exercise options to renew contracts.  Any such actions could cause our actual results to differ materially and adversely from those anticipated.

We may experience production delays if suppliers fail to deliver materials to us.

We outsource manufacturing processes for certain products that consists of assembly of purchased components and testing of the product at various stages in the assembly process.  Although we can obtain materials and purchase components for these products from a number of different suppliers, several suppliers are our sole source of certain components.  If a supplier should cease to deliver such components, we believe that we could probably find other sources; however, this could result in added cost and manufacturing delays.  In addition, certain products may not always be readily available.

If our subcontractors fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely affected.

Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers.  There is a risk that that there may be disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, the work share provided to the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract, or our hiring of the personnel of a subcontractor or vice versa.  A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor.  Subcontractor performance deficiencies could result in a customer terminating our contract by default.  A default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders.  In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet customers’ needs and may have an adverse effect upon our profitability.

Our international operations expose us to the risks of doing business in foreign countries.

We derive a significant portion of our total revenues from international sales, including sales to foreign governments and agencies.  Our international business may pose greater risks than our domestic business due to the greater potential for changes in foreign economic and political environments.  Our international business is also highly sensitive to changes in foreign national priorities and government budgets.  We cannot be certain that we will maintain significant international operations or that any such operations will be successful.  Any international operations we establish will be subject to risks that include, but are not limited to:

•	political and economic instability in foreign markets;

•	regulations and procurement policies of foreign agencies or governments, including regulations relating to import-export control and repatriation of earnings;

•	imposition of product tariffs and burdens;

•	costs of complying with a wide variety of international and U.S. export laws and regulatory requirements;

•	lack of local business experience;

•	foreign currency fluctuations;

•	geopolitical risks;

•	difficulty in enforcing intellectual property rights; and

•	language and other cultural barriers.

The sale of certain of our products outside the United States is highly regulated.  Therefore, our inability to obtain the requisite licenses, meet registration standards or comply with applicable government export regulations may affect our ability to export products or to generate revenues from the sale of such products outside the United States, which could have a material adverse effect on our business, financial condition, and results of operations.  Compliance with government regulations also may subject us to substantial fees, costs, and delays.  The absence of comparable restrictions on competitors in other countries may adversely affect our’ competitive position.

If we fail to establish and maintain important relationships with domestic and foreign government entities and agencies, our ability to successfully bid for new business may be adversely affected.

To facilitate our ability to prepare bids for new business, we rely in part on establishing and maintaining relationships with officials of various domestic and foreign government entities and agencies.  These relationships enable us to provide informal input and advice to government entities and agencies prior to the development of a formal bid.  We may be unable to successfully maintain its relationships with government entities and agencies, and any failure to do so may adversely affect its ability to bid successfully for new business and could cause our actual results to differ materially and adversely from those anticipated.

We are dependent in part upon its relationships and alliances with industry participants in order to generate revenue.

We rely on the strength of our relationships with other industry participants to form strategic alliances.  Some of our industry partners assist in the development of some of our products through teaming arrangements.  If any of our existing relationships with our industry partners were impaired or terminated, we could experience significant delays in the development of new products, and we would incur additional development costs.  We would need to fund these costs internally or identify new industry partners.

Some of our likely industry partners are also potential competitors, which may impair the viability of new or continued strategic relationships.  While we must compete effectively in the marketplace, our future alliances may depend on our industry partners’ perception of us.  Our ability to win new and/or follow-on contracts may be dependent upon our relationships within the defense industry.

We have entered, and expect to continue to enter, into joint venture, teaming, and other arrangements, and these activities involve risks and uncertainties.

We entered, and expect to continue to enter, into joint venture, teaming, and other arrangements.  These activities involve risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy our obligations, which may result in certain liabilities to us from guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners, and the difficulty of managing and resolving such conflicts and the business arrangements generally.

As a U.S. Government contractor, we are subject to a number of procurement rules, regulations, and procedures, including routine audits.

Government contractors must comply with specific procurement regulations and other requirements relating to the award, administration, and performance of U.S. government contracts, and are subject to routine audits and investigations by U.S. government agencies.  These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards.  Any costs found to be allocated improperly to a specific contract will not be reimbursed or must be refunded if already reimbursed.  If we fail to comply with procurement regulations or other requirements, or if an audit otherwise uncovers improper or illegal activities, we may be subject to civil and/or criminal penalties and/or administrative sanctions that may include termination or modification of contracts, forfeiture of profits, suspension of payments, fines and suspension, or prohibition from doing business with the U.S. government.  In addition, we could suffer serious harm to our professional reputation if allegations of impropriety are made against us that could have an adverse effect on our ability to compete for future contracts.

We operate in highly competitive markets.

The markets in which we compete are highly competitive and are subject to rapid technological change.  A potential liability to improve existing product lines and develop new products and technologies could have a material adverse effect on our business.  In addition, our competitors could introduce new products with greater capabilities that could have a material adverse effect on our business.

We compete with many large and mid-tier defense contractors on the basis of performance, cost, overall value, delivery, and reputation.  Additionally, some customers, including the Department of Defense, are increasingly purchasing “off the shelf” components from commercial suppliers in lieu of using traditional defense contractors to design and manufacture such items.

Our operations involve rapidly evolving products and technological change.

The rapid change of technology is a key feature of the market for the majority of our defense applications.  To succeed, we will need to design, develop, manufacture, assemble, test, market, and support new products and enhancements on a timely and cost-effective basis.  We cannot guarantee that our partner companies will continue to maintain their historical levels of research and development.  In the past, we have allocated substantial funds to capital expenditures, and we intend to continue to do so in the future.  Even so, we cannot be certain that we will successfully identify new opportunities and continue to have needed financial resources to develop new products in a timely or cost-effective manner.  At the same time, products and technologies developed by others may render our products and systems obsolete or non-competitive.

A failure to attract and retain technical and other key personnel could reduce our revenues and our operational effectiveness.

There is a continuing demand for qualified and experienced technical and other key personnel, and we believe that our future growth and success will depend upon our ability to attract, train, and retain such personnel.  Competition for personnel in the military industry is intense, and there is a limited number of individuals with knowledge of and experience in this industry.  An inability to attract or maintain a sufficient number of technical and other key personnel could have a material adverse effect on our contract performance or on our ability to capitalize on market opportunities.

Our earnings and margins may vary based on the mix of our contracts and programs.

Historically, our backlog has included both cost reimbursable and fixed-price contracts.  Cost reimbursable contracts generally have lower profit margins than fixed-price contracts.  Production contracts are mainly fixed-price contracts, and developmental contracts are generally cost reimbursable contracts.  Our earnings and margins may vary materially depending on the types of long-term government contracts undertaken, the nature of the products produced, or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, any costs in excess of the fixed price are absorbed by us.  Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for specific expenses.  Under cost reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee that may be fixed or performance based.  However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and may have our fees reduced or eliminated.  The failure to perform to customer expectations and contract requirements can result in reduced fees and may affect our financial performance for the affected period.  Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially adversely affected.  Cost over-runs or the failure to perform on existing programs also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Actual or perceived sales of a significant number of shares of our common stock in the public market could adversely affect the price of the shares.

We cannot predict the extent to which the dilution, the availability of a large amount of shares for sale, and the possibility of additional issuances of shares of our common stock will negatively affect the trading price of the common stock or the liquidity of the common stock.

Our operating results will be harmed if we are unable to manage and sustain our growth.

Our success will depend on the expansion of our operations and the effective management of growth, which will place a significant strain on our management, operations and financial resources.  To achieve our plan, we must hire and train additional marketing, sales, finance, planning, administrative and operations management personnel, and buy additional equipment, facilities, information technology and other infrastructure.  We must also continue to develop our management, operational and financial systems, procedures and controls.  We do not know if we will be able to expand our business rapidly enough or adequately manage this growth.  If we do not accurately predict demand for our services, we may have too much or too little delivery capacity.  If we overestimate demand, we may incur fixed expenses that are excessive, which would have a material and adverse effect on our operating results.

Certain of our Creditors will be entitled to a percentage of our EBITDA through December 31, 2009 which will reduce earnings, if any, available to holders of Common Stock.

We have entered into loan agreements with holders of an aggregate $1,050,000 principal amount of our outstanding notes pursuant to which we have agreed to pay, in the aggregate, 50% of our earnings before interest, taxes, depreciation and amortization (“EBITDA”) through December 31, 2009 to the holders of the notes, subject to a maximum payment obligation of $1,050,000.  The holder of a note in the principal amount of $1,000,000 has the right to elect to receive a warrant which will entitle it to purchase 2,710,071 shares of our Common Stock at $.001 per share in lieu of receiving the EBITDA based payment.

If we are unable to retain key personnel it will have an adverse effect on our business.

Our operations have been and will continue be dependent on the efforts of Col. Timothy D. Ringgold, our Chief Executive Officer, LTC. John A. Little, our President and Chief Operating Officer and other management personnel.  The continued development of our business is dependent on retaining the services of Col Ringgold, LTC. Little and other personnel who have been involved in the development of our business. The loss of key management, or an inability to attract and retain sufficient numbers of other qualified management personnel would adversely delay and could have a material adverse effect on our business, operating results and financial condition.

We do not maintain ‘‘key man’’ life insurance policies on our key personnel.

We do not have ‘‘key man’’ life insurance policies for Col. Ringgold, LTC Little or any other member of our management team.  Even if we were to obtain ‘‘key man’’ insurance for any of such individuals, of which there can be no assurance, the amount of such policies may not be sufficient to cover losses experienced by us as a result of the loss of any member of our management team.

Our common stock is thinly traded on the OTC Bullet Board, and we cannot give assurance that our common stock will become liquid or that it will be listed on an exchange.

Our Common Stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or automated quotation system (such as the NASDAQ National Market or NASDAQ Capital Market).  We cannot give assurance that we will be able to meet the listing standards of any stock exchange, such as the American Stock Exchange or the Nasdaq National Market, or that we will be able to maintain any such listing.  Such exchanges require companies to meet certain initial listing criteria including certain minimum bid prices per share.  We may not be able to achieve or maintain such minimum bid prices or may be required to affect a reverse stock split to achieve such minimum bid prices.   Until our Common Stock is listed on an exchange, we expect that it will continue to be quoted on the OTC Bulletin Board.  In this venue, however, an investor may find it difficult to obtain accurate quotations of our Common Stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.  In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our common stock to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity.  This would make it more difficult for us to raise additional capital.

The Common Stock may be considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of the Common Stock may drop below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our Common Stock and may affect the ability of investors to sell their shares.

A significant number of the shares of our Common Stock are eligible for sale, and their sale could depress the market price of  our Common Stock.

Sales of a significant number of shares of our Common Stock in the public market could harm the market price of our Common Stock. As additional shares of the Common Stock become available for resale in the public market, the supply of the Common Stock will increase, which could decrease its price.  Some or all of the shares of Common Stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of Common Stock. In general, a person who has held restricted shares for a period of six months or more may sell shares into the market; however, special rules apply to companies that are or previously were public shells, such as our company, and holders of our Common Stock will not be able to sell shares pursuant to Rule 144 until we have had on file certain information pertaining to us with the SEC for a period of twelve months.  We have submitted this information to the SEC with this Report.  As a result, it is anticipated that at least 31,973,175 shares of Common Stock will become eligible for sale under Rule 144 in May 2010.

Our officers and directors will have significant voting power and may take actions that may not be in the best interests of other stockholders.

As of May 6, 2009, our officers and directors controlled in excess of 50% of our voting securities.  If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Common Stock.  This concentration of ownership may not be in the best interests of all our stockholders.

We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Operating as a public company has increased costs, and our management will be required to devote substantial time to new compliance initiatives.

As a result of operating as a public company, we incur significant legal, accounting and other expenses that we would not incur as a non-reporting company.  Our cost of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we were privately-held.  These increased costs may be material and may include the hiring of additional employees and/or the retention of additional consultants and professionals.  In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives.  Moreover, these rules and regulations will increase legal and financial compliance costs and will make some activities more time-consuming and costly.  For example, our management expects these new rules and regulations to make it more difficult and more expensive to obtain director and officer liability insurance, and our management may be required to accept reduced policy limits and coverage.  These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, board committees or as executive officers.

In addition, Sarbanes-Oxley requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures.  In particular, beginning with our Annual Report for the fiscal year ended September 30, 2009, we expect to be required to furnish a report by our management on our internal control over financial reporting.  Further, we expect that our external auditors will be required to audit our internal control over financial reporting report and include their attestation on that report in our annual report on Form 10-K starting from the annual report for the 2009 fiscal year.  The process of fully documenting and testing internal control procedures in order to satisfy these requirements will result in increased general and administrative expenses and may shift management time and attention from profit-generating activities to compliance activities.  Furthermore, during the course of our internal control testing, we may identify deficiencies which we may not be able to remediate in time to meet the reporting deadline under Section 404.

ITEM 1B.                UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.      PROPERTIES

Facilities

Our corporate headquarters is located in Exton, Pennsylvania under a lease for approximately 4,300 square feet of office space expiring in November 30, 2010.  We also maintain an 4,000 square feet of office space in Bagdhad, Iraq under a lease that expires on September 30, 2009 and 500 square feet of office space in Conakry, Guinea, West Africa under a lease that expires on May 31, 2009.  We believe that our facilities are adequate and suitable for our current operations.

Our vehicle refurbishment and repair services have been performed at the facility of our subcontractor, CURRUS, in Gödöllö, Hungary.  The facility is located on approximately 200 acres, and its main workshop is approximately 200,000 square feet.

ITEM 3.      LEGAL PROCEEDINGS

We are not currently a party to any pending or threatened litigation.

In the ordinary course of business, we are, from time to time, threatened with litigation or named as a defendant in other lawsuits.  We are not aware of any other pending legal proceedings that are likely to have a material adverse impact on us.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2008, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock has traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “DFSH” since January 5, 2009.  The following table shows, for the periods indicated, the reported high and low sale prices for shares of our common stock as reported by the OTC Bulletin Board for the fiscal quarters indicated.  As of May 6, 2009, there were approximately 30 record holders of our common stock.

	Low	High
Year Ending December 31, 2009
First Quarter	$.12	$1.15
Second Quarter (through May 6, 2009))	.12	.65

As of May 6, 2009 the last sale price of our common stock reported by the OTC Bulletin Board was $.38 per share.

Dividend Policy

We have not declared or paid any cash dividends on our Common Stock during the periods presented, and we do not anticipate doing so in the foreseeable future.  We currently intend to retain future earnings, if any, to operate our business and finance future growth strategies.

Issuances of Unregistered Securities

In November 2008, we issued 16,793,401 shares of our Common Stock to the former shareholders of Defense Solutions, Inc. in connection with the Merger.  In addition, we issued options to acquire 5,246,520 shares of our Common Stock in exchange for options to acquire Defense Solutions, Inc. common stock in connection with the Merger.  We relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with making such issuances.

As previously reported, we sold 125,000 shares of our Common Stock in a private placement transaction at a purchase price of $2.00 per share in November 2008.  In December 2008, we sold an additional 75,000 shares of Common Stock as part of this private placement.  We relied upon the exemptions provided under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, in connection with this private placement.

In April 2009, we issued 250,000 shares of Common Stock in connection with the conversion of a convertible note in the principal amount of $500,000.  We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with making such issuance.

In April 2009, we issued options to purchase 5,075,000 shares of Common Stock to employees and a consultant.  Of these options, options with respect to 3,275,000 shares have an exercise price of $.12 per share and options with respect to 1,800,000 shares have an exercise price of $.13 per share.  We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with this issuance.

ITEM 6.      SELECTED FINANCIAL DATA.

Not applicable as we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our financial statements and related notes.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report on Form 10-K, particularly in “Risk Factors”.

Overview

On November 14, 2008, we acquired all of the outstanding capital stock of Defense Solutions, Inc. in connection with the merger (the “Merger”) of our wholly owned subsidiary with and into Defense Solutions, Inc.  The former stockholders of Defense Solutions, Inc. were issued an aggregate 16,793,401 shares of our Common Stock, one of our principal stockholders surrendered 32,074,000 shares to us for cancellation at the effective time of the Merger, and certain other stockholders agreed to surrender shares if we did not raise $3,000,000 in connection with a proposed private placement; however, no such shares have yet been surrendered.  In connection with the Merger, we changed our name to Defense Solutions Holding, Inc.  In addition, our board of directors was reconstituted at the effective time of the Merger with designees of Defense Solutions, Inc. replacing our then current board of directors.  Further, at the effective time of the Merger, we abandoned our prior business plan and the operations of Defense Solutions, Inc. acquired as a result of the Merger became our sole line of business. Simultaneously with the closing of the Merger, we completed the initial closing of a private placement and issued an aggregate of 125,000 shares of Common Stock for gross proceeds of $250,000 and net proceeds to us, after deduction of offering expenses of approximately $180,000.

The shares of Common Stock issued to the former stockholders of Defense Solutions, Inc in connection with the Merger represented approximately 51% of our outstanding Common Stock after giving effect to the Merger and the cancellation of shares described above.  As a result, the Merger transaction was accounted for as a reverse acquisition with Defense Solutions, Inc. as the acquiring party and Defense Solutions Holding, Inc. (formerly Flex Resources Co. Ltd. ) as the acquired party.  Accordingly, when we refer to our business and financial information relating to periods prior to the Merger, we are referring to the business and financial information of Defense Solutions, Inc., unless the context otherwise requires.  The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto and other information presented in this report.

We are an international project management, executive consulting, and business development firm with branch offices on four continents.  We began operations in 2001, and since that time have built a reputation as a leader in the refurbishment and upgrade of armored vehicles, as well as the provisioning of spare parts and equipment for military and police forces worldwide.  In addition, we conduct program management, business development, and strategic studies in the Defense and Homeland Security markets.

We achieved 2008 revenues of $692,000.  This represents a decline of $59,000 over 2007 revenues.  These revenues were primarily generated from executive consulting activities.  We believe that we are well positioned in the project management and business development segments of our business to take advantage of significant opportunities that are unfolding in Iraq.  Specifically, the withdrawal of United States and coalition forces is necessitating the re-armament of the Iraqi military.  Having supplied refurbished military equipment previously to Iraq, we believe that we are uniquely positioned to address their ongoing military equipment requirements.  In the coming years, management will endeavor to leverage this expertise and provide a wide variety of military and non-military products to the government of Iraq and other Middle Eastern, African and Asian countries.

Results of Operations

Year ended December 31 2008 compared to year ended December 31, 2007

For the year ended December 31, 2008, we reported revenues of $692,000 compared to $751,000 for the year ended December 31, 2007, an 8% decrease from calendar 2007.  This decrease growth was primarily the result of the absence in 2008 of revenue from a contract to oversee the evaluation of a new type of seat designed to provide increased safety to military personnel being transported in planes and other vehicles which was in effect during 2007.

Operating expenses for calendar 2008 increased to $3,106,000, or 448.6% of revenues, from $2,638,000, or 351.3% of revenues for calendar 2007.  The increase in  operating expenses, both in total dollars and as a percentage of revenues, was primarily due to an increase in labor costs associated with sales and marketing activities , offset by lower non-cash stock option compensation expense related to the issuance of incentive stock options and non-qualified stock options to employees and consultants of the Company, which totaled $86,000 in 2008 compared to $911,000 in 2007.

Other expenses, net for calendar 2008 were $305,900 compared to $108,000 during fiscal 2007.  This increase was primarily due to higher interest expense caused by higher borrowing levels offset by slightly lower short-term rates.

In that we are in an accumulated loss position, no provision for income taxes is reflected in the financial statements.

Net loss for 2008 increased by 36.3% to $2,720,000, or 392.7% of revenues, from $1,996,000, or 265.8% of revenues, during calendar 2007 as a result of the factors described above.

Seasonality and Quarterly Periods

Our business is not seasonal in nature.

Liquidity and Capital Resources

We have historically relied on cash flow from operations, borrowings under credit facilities and loans from related parties to support our operations.  Our financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business.  At December 31, 2008, we had limited liquid resources.  Current liabilities were $4,013,000 and current assets were $306,000.  The difference of $3,707,000 is a working capital deficit, which is primarily the result of losses incurred during the last several years.  These conditions raise doubt as to our ability to continue normal business operations as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our continuation of existence is dependent upon the continued cooperation of our creditors, our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis and fund our operating and capital needs, and our ability to obtain additional financing as may be necessary.  We are currently seeking to raise up to $7,000,000 in a private placement of common stock to support our operations.  The private placement offering will be made within the United States only to accredited investors and outside the United States to only non-US investors.  The securities offered have not been registered under the Securities Act of 1933, or applicable state laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state laws.  This report shall not constitute an offer to sell or a solicitation of an offer to buy the securities.

Cash used in operating activities for the calendar 2008 was $1,455,000 compared to $680,000 for calendar 2007.  The increase in cash used is attributable to the increased operating loss incurred during calendar 2008.

There was $1,000 of cash used in investing activities during 2008 which represented purchases of computer and office equipment.  No cash used in investing activities during 2007.

Cash provided by financing activities increased to $1,483,000 in 2008 compared to $691,200 in 2007, primarily as a result of the receipt of $400,000 from a private placement of Common Stock and the receipt of $500,000 from the issuance of a convertible note.

There can be no assurance that we will be successful in raising additional capital through additional borrowings, private placements (including the private placement currently being conducted) or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us.  Additional equity financing could be dilutive to shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

Future Commitments

We currently have capital lease commitments for computer and office equipment, furniture and fixtures, and inventory.  As of December 31, 2008, the total cost of capitalized leases presented in the accompanying balance sheet amounted to $168,524 for computer and office equipment, and furniture and fixtures, and $260,178 (reduced for impairment to $100,000) for inventory.  Amortization of the capital lease costs, except inventory, is included in depreciation and amortization expense.

In addition, we currently have an operating lease commitment for office space with an unrelated party for the period of five years through November 2010.  Lease expense related to the office space for the year ended December 31, 2008 and 2007, was $72,683 and $70,550 respectively.

Future noncancellable minimum rental commitments for leases as of December 31, 2008, were as follows:

December 31,	Operating Lease	Capital Leases
2009	$74,815	$94,620
2010	70,373	41,231
2011	-	4,797

Total	$145,188	$140,648
Less – Amount representing interest		(11,462)

Present value of net minimum lease payments		129,186

Less – Current portion		(85,924)

Capital lease obligations, less current portion		$43,262

We have bank lines of credit, third-party short-term debt, and related party notes and loans.  As of December 31, 2008, short-term and long-term debt consisted of the following:

December 31, 2008
Lines of credit with Banks, monthly payments of interest only; interest ranging from prime – 0.75% to prime + 8.%; due on demand; generally insecured, or collateralized by personal residential real estate of director.	$773,552

Short-term promissory notes with unrelated parties; 12% interest; principal and interest due on 10/31/08; collateralized by additional terms of a loan agreement or subordinated secured promissory note, including all assets of the Company subordinated to existing debt, as necessary, EBITDA premium payments also due.	1,010,000

Short-term promissory notes with related parties; no interest rate or 12% interest; due at various dates through 10/31/09, unsecured or secured by a subordinated lien on assets of the Company; EBITDA premium payments also due.	500,000

Convertible note – 6% interest; convertible into 250,000 shares of common stock; due October 31, 2008, unsecured; extended to April 23, 2009.	500,000

Short-term promissory notes with related parties; no interest rate or 12% interest; due at various dates through 10/31/09, unsecured or secured by a subordinated lien on assets of the Company; EBITDA premium payments also due.	40,000

Loan from related party, monthly payments of principal and interest; 8.5% interest; due March 2014, unsecured.

Loans from related parties; non-interest bearing; no terms for repayment; unsecured.	140,838

Capital lease obligations, secured.	129,186

Total	2,593,576

Less – Current portion	(2,550,314)

Long-term portion	$43,262

On November 1, 2007, we entered into a loan agreement with the Mikal Group (the “Lender”) to borrow up to $1,000,000.  As of December 31, 2008, we had borrowed $1,000,000 under the loan agreement.  The interest rate on amounts borrowed is 12% per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008; however, we have elected to extend the due date for up to an additional 12 months to October 31, 2009 and accrued but did not pay as required an extension fee of six percent of the principal outstanding plus accrued interest.  The loan is secured by a first lien on all assets of Defense Solutions, subordinated to existing debt, as necessary.

In addition to the loan amounts, accrued interest, and extension fees, and subject to an election made by the Lender, we are required pay to the Lender 25%, up to a maximum of one times the aggregate total amount advanced under the loan agreement by the Lender, of our earnings before interest, taxes, depreciation and amortization (“EBITDA”) realized through December 31, 2009 (the “Revenue Stream Payments”).  We were not obligated to make any Revenue Stream Payments on or prior to October 31, 2008.  No EBITDA had been earned through December 31, 2008 and thus no Revenue Stream Payments were owed through such date.  The Revenue Stream Payments are required to be made to the Lender no later than June 30, 2010, based on the audited financial statements from the relevant calendar year.  As an alternative to the Revenue Stream Payments, the Lender had the right to elect, at its sole discretion at any time prior to October 31, 2008, to receive a warrant which would entitle the Lender to purchase 2,710,071 shares of our Common Stock at an exercise price of $.0001 per share.  We expect to extend the date by which the election to receive the warrant was required to be made in connection with negotiating a restructuring of the terms of the loan agreement with the Lender; however, as of December 31, 2008, no formal agreement had been reached with respect to the terms of any such restructuring.  Under the terms of the loan agreement, the warrant will be exercisable for a period of seven years from the date of issuance, by means of cash or cancellation of all or a part of the indebtedness under the loan agreement, on a dollar for dollar basis.  The loan agreement grants to the Lender the right to appoint one member of our Board of Directors until the latest of (i) not less than $200,000 is owed in principal under the loan agreement; or (ii) the Lender holds not less than five percent of outstanding Common Stock, on a fully diluted basis.  (See Note 4 for additional information).

In November 2007, we issued two subordinated secured promissory notes to lenders to borrow an aggregate of $40,000 for working capital purposes.  The interest rate on the amount borrowed is 12% per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008, however, we obtained an extension on these notes to October 31, 2009. We also accrued but did not pay as required an extension fee of six percent of the principal outstanding plus accrued interest.  The promissory notes are secured by a subordinated lien on our assets.  In addition, the promissory notes entitle the lenders to receive a percentage of our EBITDA earned from the date of the promissory note through December 31, 2009 (regardless of whether the other amounts owed under the promissory notes have been paid) as determined by our Board of Directors, equal to 25% multiplied by the aggregate amount borrowed under the promissory notes, payable in arrears (the “EBITDA payment”).  The first EBITDA payment was due to be made on October 31, 2008 for the period ended September 30, 2008; however, no payment was required as a result of the absence of EBITDA during such period.  No EBITDA payments were due through December 31, 2008 as a result of the absence of positive EBITDA.  Subsequent EBITDA payments are required within thirty days after the end of each successive calendar quarter in respect of the EBITDA earned from the last day on which the prior payment was calculated and ending on the last day of such calendar quarter, and continue until the lenders have received an amount equal to the maximum amount of principal outstanding under the subordinated secured promissory notes.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is submitted in a separate section of this report commencing on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which consists of our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer identified a number of significant deficiencies in our internal control over financial reporting.  These significant deficiencies included:

•
A lack of sufficient resources and an insufficient level of monitoring and oversight, which restricts our ability to gather, analyze and report information relative to the financial statement assertions in a timely manner; and

•	The limited size of the accounting department makes it impracticable to achieve an appropriate segregation of duties.

As a result of the deficiencies described above, we have concluded that, as of December 31, 2008, our internal control over financial reporting was not effective.

Remediation of Significant Deficiencies

We intend to take action to hire additional staff, implement stronger financial reporting systems and software and develop adequate policies and procedures with the expanded staff to ensure all noted significant deficiencies are addressed and resolved.  However, due to our cash flow constraints, the timing of the implementation implementing the changes has not yet been determined.

Notwithstanding the significant deficiencies described above, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Change in Internal Control over Financial Reporting

During the quarter ended December 31 2008, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal controls over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

ITEM 9B.	OTHER INFORMATION

In December 2008, we sold 75,000 shares of Common Stock in a private placement transaction at a price of $2.00 per share.  See “Item 5.  Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.”

In April 2009, we issued options with respect to 5,075,000 shares of Common Stock.  See “Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Board of Directors and Officers

The name and age of each of our directors and the executive officers as of May 6, 2009 and their respective positions with us are set forth below.  Each of such individuals was an officer and/or Director of Defense Solutions, Inc. at the time of the Merger and became an officer and/or Director of our company upon completion of the Merger.  Additional biographical information concerning each of the directors and the executive officers follows the table.

Name	Age	Position

Col. Timothy D. Ringgold, Ph.D.	55	Chief Executive Officer, Director

LTC John A. Little	58	President, Chief Operating Officer

David V. DiFelice	52	Chief Financial Officer and Secretary

Gina A. Ringgold	53	Director

Avraham (Miko) Gilat	58	Director

Colonel Timothy D. Ringgold founded Defense Solutions, Inc. in 2001 after thirty years of service in the U.S. Army, and currently serves as our Chief Executive Officer.  He serves as the Eastern Pennsylvania President for the Association of the United States Army, a chapter President for the Military Officers Association of America and a member of the Executive Committee for the National Defense Industrial Association’s Special Operations/Low Intensity Conflict division and for the Small Business division.  COL Ringgold’s military decorations include the Defense Superior Service Medal and the Legion of Merit, among other awards.  COL Ringgold earned a B.S. in Physics from the United States Military Academy at West Point, an M.A. in Economics from Temple University, an M.A. in Legislative Affairs and a Master of Philosophy in Public Policy from George Washington University, and a Ph.D. in Economics from LaSalle University.  He is also a graduate of the U.S. Army Command and General Staff College and the U.S. Army War College.

LTC (R) John A. Little is our President and Chief Operating Officer.  Prior to joining Defense Solutions, Inc. in August 2001, LTC Little was the Vice President of Sales, Marketing, and Information Technology, the Vice President of Operations and Training, and Vice President and General Manager at Ubiquitel, a Sprint PCS affiliate from February 2000 to July 2005.  He was also the Vice President of Operations of Pharmagraphics, an international pharmaceutical packaging company from April 1998 to July 2000.  LTC Little retired in January 1995 after a 21 year career as an infantry officer in the U.S. Army.  He earned a B.S. in Engineering from the U.S. Military Academy, an M.S. in Physical Education from the University of Washington and an M.B.A. in International Business from Long Island University.  He is also a graduate of the U.S. Army Command and General Staff College.

David DiFelice was appointed Chief Financial Officer and Secretary of Defense Solutions, Inc. in September 2008.  Prior to joining Defense Solutions, Mr. DiFelice served as the Chief Financial Officer for Celeren Corporation, a natural gas and electricity remarketer from June 2006 to August 2008.  From December 2004 to March 2006, he was the Chief Financial Officer for Octagon Research Solutions, a pharmaceutical service organization that specializes in integration and streamlining of clinical testing and regulatory submission processes.  From May 2001 to November 2004, Mr. DiFelice served as the Chief Financial Officer for Verilaw Technologies, an electronic court filing and legal document exchange company.  Earlier in his career, he worked in the public accounting industry at Deloitte & Touche and in the venture capital industry at Safeguard Scientifics, Inc.  Mr. DiFelice earned a B.S. in Business Administration from Drexel University and is a Certified Public Accountant.

Gina A. Ringgold became a member of the Board of Directors upon completion of the Merger.  Since the founding of Defense Solutions, Inc. in 2001, Mrs. Ringgold has performed various duties ranging from bookkeeping to overall company financial management.  Mrs. Ringgold is a graduate of West Chester University and has more than 35 years teaching experience.  Mrs. Ringgold is the wife of Timothy D. Ringgold.

Avraham (Miko) Gilat currently serves as the chair of Soltam Group and Soltam Systems, positions that he has held since 1999. Soltam Systems is one of Israel’s prominent defense companies.  He previously served as a director of Mikal Ltd., a holding company for a wide range of commercial activities and in various positions with Israel Military Industries, including vice president of marketing and vice president of business development. He also spearheaded U.S. activities for Israel Military Industries as the first head of the U.S. office, the area marketing director, and an economist.  Mr. Gilat served in the Israel Defense Forces as a command and armor corps officer and retired from reserve duty as a major.  He received an M.B.A. from New York University and a B.A. in economics from Tel Aviv University.

Audit Committee

Our Board of Directors has not yet appointed a separately designated Audit Committee.  The entire Board of Directors currently acts as our Audit Committee.  We expect that the Board of Directors will establish an Audit Committee in 2009.

Advisory Board

We have established an Advisory Board currently consisting of three members which serves to advise management with respect to strategic initiatives, financial matters, government relations and foreign and domestic business development.  Members of the Advisory Board provide services to us on a non-exclusive basis.  Members of the Advisory Board do not meet on a formal or regular basis.  Our management team consults with one or more members of the Advisory Board, as needed, from time to time, by means of meetings or telephone conference calls.

The current members of our Advisory Board are identified in the table below.  Biographical data with respect to each member follows the table.

Name	Age	Occupation

Ambassador Stephan M. Minikes	70	Executive Consultant

Congressman Curt Weldon	60	Executive Consultant

Ambassador Stephan M. Minikes serves as the Foreign Policy Advisor on European Affairs at Defense Solutions.  He is also Of Counsel to Xenophon Strategies, a strategic public and government affairs firm representing Fortune 500 American and European companies as well as major U.S. trade associations.  Ambassador Minikes served as the United States Ambassador to the Organization for Security and Cooperation in Europe in Vienna, Austria from November 2001 until July 2005.  From 1972 to 1974, he served in the Pentagon as legal counsel to Admiral Elmo R. Zumwalt, Jr., the Chief of Naval Operations.  While at the Pentagon, Ambassador Minikes also served in the White House as counsel to Charles J. DiBona, Special Consultant to the President for Energy, in the development of national energy policy.  He has practiced law for over 30 years, including with the law firms of Milbank, Tweed, Hadley & McCloy and Borden & Ball in New York and with Thelen Reid & Priest in Washington, D.C.  Ambassador Minikes lectures on foreign policy, national defense, energy, international trade and finance and human rights and democracy.  He graduated from Cornell University and earned a J.D. from Yale Law School and is admitted to the bars of the District of Columbia, New York, the U.S. Supreme Court, and the U.S. Military Court of Appeals.

Congressman Curt Weldon is a Strategic Advisor to Defense Solutions.  Congressman Weldon represented the Seventh District of Pennsylvania for 20 years.  He was a senior member of the House Armed Services Committee and was the Chairman of the Military Research and Development Subcommittee for six years.  Congressman Weldon also served as the Vice Chairman of the Homeland Security Committee and founded the Homeland Security Caucus.  He founded the Duma-Congress Study Group that coordinates legislative efforts in the Russian Duma and in Congress to foster a better working relationship between Russia and the U.S.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and other senior financial officers.  The Code of Ethics and Business Conduct is available at our website at www.ds.pa.com.

We intend to disclose on our website any amendment to, or waiver of, a provision of the Code of Ethics and Business Conduct that applies to our Chief Executive Officer, our Chief Financial Officer or our other senior financial officers.

ITEM 11.    EXECUTIVE COMPENSATION

Overview of Our Compensation Policy

Our Board of Directors reviewed and approved the annual compensation for our executive officers.  To date, the primary objective of the compensation policy, including the executive compensation policy, as administered by the Board of Directors, has been to help attract and retain experienced, talented leaders who have the intelligence, drive and vision to guide us through the challenge of managing our existing business, and to develop new business initiatives.  This policy has been designed to reward the achievement of annual and long-term strategic goals aligning executive performance with company growth and shareholder value.  As a result of limited resources and a lack of profitability to date, the administration of our policy has not yet included the award of any significant cash bonuses.  The Board of Directors has endeavored to promote an ownership mentality among key management and the Board of Directors, and thus rewards to members of management and other key employees to date have been primarily in the form of stock option grants.

Summary Compensation Table

The following table sets forth information concerning the total compensation awarded to, earned by or paid to our Chief Executive Officer and Principal Financial Officer during the years ended December 31, 2008 and 2007 and each other executive officer who earned in excess of $100,000 in fiscal 2008, whom we sometimes refer to herein as the “Named Officers.”

Name and Principal Position	Fiscal Year Ended	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)

Timothy D.	2008	$240,000	(1)	$-	$-	$-		$-	$-	$-	$240,000
Ringgold CEO	2007	$26,000	(2)								26,000

John A. Little	2008	$185,000	(3)	$-	$-	$10,881		$-	$-	$-	$195,881
President	2007	$96,294	(4)	$-	$-	$115,331	(5)	$-	$-	$-	$211,625
_____________________

(1)	Of this amount, $125,000 was earned and accrued but not paid.
(2)	Of this amount, $10,000 was earned and accrued but not paid.
(3)	Of this amount, $96,354 was earned and accrued but not paid.
(4)	of this amount, $15,416 was earned and accrued but not paid.
(5)	Represents compensation expense recorded with respect to a grant stock options.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about all equity compensation awards held by the Named Executive Officers as of December 31, 2008:

OUTSTANDING EQUITY AWARDS

	Option Awards						Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Timothy D. Ringgold	-	-	-	-	-	-	-	-	-	-

John A. Little	11/14/08	579,075	-	-	$.32	11/1/17

David V. DiFelice	-	-	-	-	-	-	-	-	-	-

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2008, the number of stock options outstanding under our Equity Incentive Plan, the weighted-average exercise price of outstanding stock options, and the number of securities remaining available for issuance, was as follows:

EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,246,520	(1)	$.32	8,553,480

Equity compensation plans not approved by security holders	—		—	—

Total	5,246,520	(1)	$.32	8,553,480

(1)	Represents shares issuable upon exercise of options issued under the Company’s Equity Incentive Plan.

Compensation of Our Board of Directors

We did not pay any directors any compensation for services as a director during 2008 or 2007.

Potential Payments Upon Termination of Employment or Change of Control; Employment Agreements

Executive Officer Employment Agreements

We are a party to employment agreements with certain of our executive officers.  In September 2008, we entered into an executive employment agreement with each of Col. Timothy D. Ringgold, the Company’s Chief Executive Officer, and John A. Little, our President and Chief Operating Officer (collectively, the “Employment Agreements”).  The term of each of the Employment Agreements commenced on September 1, 2008 and ends on September 1, 2011, but is automatically renewed for successive one year periods unless terminated as provided in the Employment Agreements.  Col. Ringgold and LTC Little are entitled to  annual base salaries of $240,000 and $185,000, respectively, which may be increased by the Compensation Committee of the Board of Directors.  In addition, both Col. Ringgold and LTC Little are eligible to receive an annual performance bonus based on the achievement of certain performance objectives as determined by the Compensation Committee of the Board of Directors.  We will also provide certain benefits to Col. Ringgold and LTC Little, which include a comprehensive medical package, dental insurance, long-term disability coverage and a 401(k) Savings Plan/Profit Sharing Plan.  Col. Ringgold and LTC Little will also be entitled to paid time off in accordance with Defense Solutions’ policies.

In the event that Col. Ringgold or LTC Little is terminated without Good Cause (as defined in the Employment Agreements), or Col. Ringgold or LTC Little terminates his employment for Good Reason (as defined in the Employment Agreements and used herein), Col. Ringgold or LTC Little, as the case may be, will be entitled to receive a severance payment equal to his annual base salary in effect on the date of termination.

In addition, in the event that within 180 days of a Change of Control (as defined in the Employment Agreements and used herein) of our company, the employment of Col. Ringgold or LTC Little is terminated by us or our successor without Good Cause, or Col. Ringgold or LTC Little terminates his employment with us or our successor for Good Reason, Col. Ringgold or LTC Little, as the case may be, shall be paid a severance payment; provided however, that if the termination of employment occurs prior to the Change of Control, the Change of Control must have been considered by Defense Solutions at the time of termination for Col. Ringgold or LTC Little to be entitled to the severance payment.  The amount of the severance payment will be equal to one and one-half (1.5) times the sum of Col. Ringgold’s or LTC Little’s annual base salary in effect immediately prior to the termination of Col. Ringgold’s or LTC Little’s employment and an amount which is the lesser of (1) $150,000 and (2) the aggregate amount of any bonuses paid to Col. Ringgold or LTC Little during the 12 months prior to the earlier of (A) the effective date of the Change of Control and (B) the date of Col. Ringgold’s or LTC Little’s employment with us terminates.

Pursuant to the Employment Agreements, any severance payment to be paid by us to Col. Ringgold or LTC Little is subject to us and Col. Ringgold or LTC Little entering into and not revoking a release of claims in favor of us.

Each of Col. Ringgold and LTC Little has agreed that (a) during the term of his employment with us and (b) for one year after the termination of his employment with us, he will not, directly or indirectly, be employed by, provide consulting services to or have any ownership interest (as a stockholder, partner or otherwise) in any Competing Business (as defined in the Employment Agreements), except for as permitted in the Employment Agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of May 6, 2009 with respect to our common shares beneficially owned by (i) each director and executive officer, (ii) each person known to us to beneficially own more than five percent of our common shares, and (iii) all executive officers and directors as a group.  The mailing address for each person listed in the table is 707 Eagleview Boulevard, Suite 100, Exton, Pennsylvania  19341.

Name	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares
Col. Timothy D. Ringgold	16,814,100	(1)	51.2%
Gina A. Ringgold	16,814,100	(1)	51.2
LTC John A. Little	1,179,075	(2)	3.6
Mikal Group	2,710,071	(3)	7.7
Avraham (Miko) Gilat	2,710,071	(4)	7.7
David V. DiFelice	450,000	(2)	1.4

Directors and officers as a group (5 persons)	21,153,246	(5)	57.8%

(1)
Includes 16,214,100 shares that owned jointly by Col. Timothy D. Ringgold and Gina A. Ringgold as tenants in the entirety and 600,000 shares issuable upon the exercise of options held by Col. Timothy D. Ringgold that are exercisable within 60 days of May 6, 2009.  Col. Ringgold and Gina Ringgold are husband and wife.

(2)	Represents shares issuable upon the exercise of stock options that are exercisable within 60 days of May 6, 2009.

(3)
Represents shares issuable upon the exercise of a warrant that the Mikal Group has the right to elect to receive pursuant to a loan agreement with us, assuming that the date by which the Mike Group must elect to receive the warrant pursuant to the terms of the loan agreement is extended in connection with the restructuring of the loan agreement, as anticipated.

(4)
Represents shares issuable upon the exercise of a warrant that the Mikal Group has the right to elect to receive pursuant to a loan agreement with us.  Mr. Gilat is a co-owner of the Mikal Group and disclaims beneficial ownership of these shares which are duplicative of, and not in addition to, the shares subject to the warrant held by the Mikal Group, assuming that the date by which the Mike Group must elect to receive the warrant pursuant to the terms of the loan agreement is extended in connection with the restructuring of the loan agreement, as anticipated.

(5)	Includes shares issuable pursuant to the exercise of the options and warrant described in notes 1, 2 and 4 above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As of December 31, 2008, we owed approximately $140,000 to Timothy Ringgold, our Chief Executive Officer, for working capital loans made by him.  The loans are unsecured, non-interest bearing and have no terms for repayment.

As of December 31, 2008, we owed the Mikal Group $1,000,000 pursuant to a loan agreement which provides for interest at a rate of 12% per annum and requires us to pay to the Mikal Group 25% of our earnings before interest, taxes, depreciation and amortization realized through December 31, 2009, subject to a maximum payment of $1,000,000 (the “Revenue Stream Payments”).  In lieu of the Revenue Stream Payments, the Mikal Group had the right to elect, at any time prior to October 31, 2008, to receive a warrant to purchase 2,710,071 shares of the Company’s Common Stock at an exercise price of $.001 per share.  We have elected to extend the maturity date of the loan made by the Mikal Group from October 31, 2008 to October 31, 2009 and owe the Mikal Group a $60,000 extension fee plus accrued interest as a result of the election.  We expect to extend the date by which the Mikal Group was required to elect to receive the warrant in connection with a restructuring of the terms of the loan agreement; however, no agreement has been reached with respect to the terms of such restructuring.  The loan is secured by substantially all of our assets.

Our Board of Directors has not yet adopted any formal procedures for approving related party transactions.  We anticipate that the Audit Committee which we expect to be appointed in 2009 will adopt a charter which will require all related party transactions to receive prior approval from the Audit Committee

Director Independence

The Board has affirmatively determined that Avraham Gilat is an “independent director,” as that term is defined under the rules of the NASDAQ Stock Market.  The non-independent directors are Timothy Ringgold and Gina Ringgold.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Selection of our independent public accountants is made by our Board of Directors.

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2008 and December 31, 2007 by Davis Accounting Group, P.C., our independent auditors for the fiscal years ended December 31, 2008 and 2007:

	2008	2007

Audit Fees	$15,000	$38,850
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Totals	$15,000	$38,850

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for the fiscal year.  Audit-Related Fees include amounts billed for professional services rendered in connection with our SEC filings and discussions with the SEC that occurred during fiscal 2008 for us to become a fully reporting public company.  Our Board of Directors is of the opinion that the Audit-Related Fees charged by Davis Accounting Group, P.C. were consistent with Davis Accounting Group, P.C. maintaining its independence from us.

The Board of Directors has considered whether provision of the non-audit services described above is compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect  Davis Accounting Group, P.C.’s independence.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)           Financial Statements.

The index of the financial statements filed herewith is presented on page F-1.

(b)           Exhibit Index.

Exhibit No.	Exhibits
2.1	Agreement and Plan of Merger among the Registrant, DefSol Acquisition Corp. and Defense Solutions, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2	By-laws of the Registrant. (2)
4.1	Equity Incentive Plan (1)
10.1	Consultant’s Contract between Defense Solutions, Inc. and State of Maryland Port Administration (1)
10.2	Consultancy Agreement between Electro-Optics Industries, Ltd. And Defense Solutions, Inc. (1)
10.3	Consultancy Agreement between RAFAEL U.S.A., Inc. and Defense Solutions, Inc. (3)
10.4	Blanket Purchase Agreement between the U.S. National Park Service and Defense Solutions, Inc.
10.5	Subcontract Agreement dated December 14, 2007 between Mercury Associates, Inc. and Defense Solutions, Inc.
10.6	MOBIS IDIQ Contract between the U.S. General Services Administration and Defense Solutions, Inc.
10.7	Loan Agreement dated as of December 1, 2007 between Defense Solutions, Inc. and Mikal Group (1)
10.8	Executive Employment Agreement dated as of September 1, 2008 between Defense Solutions, Inc. and Timothy D. Ringgold (1)
10.9	Executive Employment Agreement dated as of September 1, 2008 between Defense Solutions, Inc. and John A. Little (1)
10.10	Agreement between Defense Solutions, Inc. and Mustang Dynamometor dated as of February 10, 2009.
10.11	Professional Services Agreement dated as of March 14, 2008 between Defense Solutions, Inc. and Keystone Capital Resources, Inc.
10.12	Letter Agreement dated as of November 12, 2008 between Defense Solutions, Inc. and certain shareholders of Flex Resources Co. Ltd.
24.	Power of Attorney (located on signature page of filing)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Footnote 1	Incorporated by reference to similarly numbered Exhibits filed with the Form 8-K as filed with the Securities and Exchange Commission on November 20, 2008.

Footnote2 3	Incorporated by reference to similarly numbered Exhibit filed with the Registration Statement on Form SB-2of Registrant filed with the Securities and Exchange Commission on September 25, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

DEFENSE SOLUTIONS HOLDING, INC.

By:	/s/ Timothy D. Ringgold
Timothy D. Ringgold
Chief Executive Officer

Date: May 7, 2009

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Timothy D. Ringgold and David V. DiFelice and each of them, as his true lawful attorney-in-fact and agent, with full power of substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, together with all the exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and being requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, of his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s Timothy D. Ringgold	Chief Executive Officer	May 7, 2009
Timothy D. Ringgold	(Principal Executive Officer)

/s/ David V. DiFelice	Chief Financial Officer	May 7, 2009
David V. DiFelice	(Principal Financing and Accounting Officer)

/s/ Gina Ringgold	Director	May 7, 2009
Gina Ringgold

	Director	May , 2009
Avraham Gilat

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDIARY
(FORMERLY FLEX RESOURCES CO. LTD)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

Report of Registered Independent Auditors	F-2

Consolidated Financial Statements-

Consolidated Balance Sheets as of December 31, 2008, and 2007	F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2008, and 2007	F-4

Consolidated Statement of Stockholders’ Equity for the Years Ended
December 31, 2008, and 2007	F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2008, and 2007	F-6

Notes to Consolidated Financial Statements December 31, 2008, and 2007	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Defense Solutions Holding, Inc.:

We have audited the accompanying consolidated balance sheets of Defense Solutions Holding, Inc. (a Nevada corporation and formerly Flex Resources Co. Ltd.) and subsidiary as of December 31, 2008, and 2007, and the related consolidated statements of operations, stockholders’ (deficit) , and cash flows for each of the two years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Defense Solutions Holding, Inc. and subsidiary as of December 31, 2008, and 2007, and the results of its consolidated operations and its cash flows for the each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has established only limited sources of revenues to cover its operating costs.  As such, it has incurred an accumulated deficit, has negative working capital, and its cash resources are insufficient to carrying out its business plan.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the consolidated financial statements.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
April 30, 2009.

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDIARY
(FORMERLY FLEX RESOURCES CO. LTD)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008, AND 2007

ASSETS

	2008	2007

Current Assets:
Cash and cash equivalents	$61,612	$34,607
Accounts receivable-
Trade ($0 allowance for doubtful
accounts in 2008 and 2007, respectively)	136,657	921,137
Employee	7,850	-
Inventory	100,000	100,000

Total current assets	306,119	1,055,744

Property and Equipment:
Computer and office equipment	105,290	104,324
Furniture and fixtures	102,928	102,928

	208,218	207,252
Less - Accumulated depreciation and amortization	(109,659)	(74,055)

Net property and equipment	98,559	133,197

Total Assets	$404,678	$1,188,941

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Current portion of long-term debt and capital lease obligations	$1,095,924	$635,942
Checks in excess of bank balance	145	11,413
Bank lines of credit	773,552	556,916
Convertible promissory note	500,000	-
Accounts payable - Trade	560,429	214,731
Accrued liabilities	901,654	186,042
Deferred revenues	-	761,000
Promissory notes - Related parties	40,000	90,000
Due to related parties	140,839	67,324

Total current liabilities	4,012,543	2,523,368

Long-term Debt, less current portion:
Capital lease obligations	43,262	124,036

Total long-term debt	43,262	124,036

Total liabilities	4,055,805	2,647,404

Commitments and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $0.001 per share; 10,000,000 shares
authorized; zero shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 75,000,000 shares
authorized; 31,796,292 shares issued and
outstanding in 2008 and 2007, respectively	31,796	31,796
Stock subscriptions - 750,000 shares of common stock	1,750,000	-
Less - Stock subscription receivable	(1,350,000)	-
Additional paid-in capital	1,259,262	1,132,055
Accumulated (deficit)	(5,342,185)	(2,622,314)

Total stockholders' (deficit)	(3,651,127)	(1,458,463)

Total Liabilities and Stockholders' (Deficit)	$404,678	$1,188,941

The accompanying notes to consolidated financial statements are an integral part of these consolidated  balance sheets.

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDIARY
(FORMERLY FLEX RESOURCES CO. LTD)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007

	Years Ended December 31,
	2008	2007

Revenues	$692,465	$750,717

Expenses:
Operating, general and administrative	2,943,593	1,482,798
Consulting fees paid by common stock	-	160,000
Consulting fees paid by common stock subscribed	41,250	48,750
Stock option compensation expense	85,957	911,118
Depreciation and amortization	35,604	35,568

Total expenses	3,106,404	2,638,234

(Loss) from Operations	(2,413,939)	(1,887,517)

Other Income (Expense):
Other income	787	2,236
Interest expense and other	(306,719)	(110,647)

Total other income (expense)	(305,932)	(108,411)

Provision for income taxes	-	-

Net (Loss)	$(2,719,871)	$(1,995,928)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.09)	$(0.08)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	31,796,292	25,778,349

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

DEFENSE SOLUTIONS HOLDING, INC AND SUBSIDIARY
(FORMERLY FLEX RESOURCES CO. LTD)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007

						Accumulated
				Less - Stock	Additional	Other
	Common stock		Common Stock	Subscription	Paid-in	Comprehensive	Accumulated
Description	Shares	Amount	Subscribed	Receivable	Capital	Income	(Deficit)	Total

Balance - July 31, 2006	16,793,401	16,793	$-	$-	$43,283	$-	$-	$60,076

Issuance of common stock for cash	32,074,000	32,074	-	-	(3,074)	-	-	29,000

Issuance of common stock for cash	12,442,500	12,443	-	-	10,057	-	-	22,500

Issuance of common stock for cash	2,560,390	2,560	-	-	20,590	-	-	23,150

Rounding - Fractional shares	1	-	-	-	-	-	-	-

Net (loss) for the period	-	-	-	-	-	739	(52,046)	(51,307)

Balance - July 31, 2007	63,870,292	63,870	-	-	70,856	739	(52,046)	83,419

Impact of recapitalization from reverse merger	(32,074,000)	(32,074)	-	-	1,061,199	(739)	(574,340)	454,046

Net (loss) for the period	-	-	-	-	-	-	(1,995,928)	(1,995,928)

Balance - December 31, 2007	31,796,292	31,796	-	-	1,132,055	-	(2,622,314)	(1,458,463)

Stock option compensation	-	-	-	-	85,957	-	-	85,957

Consulting fees paid by common stock subscribed	-	-	-	-	41,250	-	-	41,250

Common stock subscribed - 875,000 shares	-	-	1,750,000	(1,350,000)	-	-	-	400,000

Net (loss) for the period	-	-	-	-	-	-	(2,719,871)	(2,719,871)

Balance - December 31, 2008	31,796,292	$31,796	$1,750,000	$(1,350,000)	$1,259,262	$-	$(5,342,185)	$(3,651,127)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDIARY
(FORMERLY FLEX RESOURCES CO. LTD)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007

	Years Ended December 31,
	2008	2007

Operating Activities:
Net (loss)	$(2,719,871)	$(1,995,928)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Consulting fees paid by common stock	-	160,000
Consulting fees paid by common stock subscribed	41,250	48,750
Stock option compensation expense	85,957	911,118
Depreciation and amortization	35,604	35,568
Amortization of debt issuance costs	25,000	-
Changes in net assets and liabilities-
Accounts receivable - Trade	776,630	(877,379)
Accounts payable - Trade	345,698	141,405
Accrued liabilities	715,612	135,377
Deferred revenue	(761,000)	761,000

Net Cash (Used in) Operating Activities	(1,455,120)	(680,089)

Investing Activities:
Purchases of computer and office equipment	(966)	-

Net Cash (Used in) Investing Activities	(966)	-

Financing Activities:
Proceeds from stock subscriptions	400,000	-
Checks in excess of bank balance	(11,268)	8,293
Proceeds from bank loans and lines of credit	1,129,267	1,224,255
Payments of principal on bank loans and lines of credit	(912,631)	(814,910)
Proceeds from the issuance of promissory note	500,000	510,000
Proceeds from the issuance of convertible promissory note	500,000
Debt issuance costs	(25,000)	-
Payments of principal on capital lease obligations	(120,792)	(116,837)
Proceeds from the issuance of promissory notes - Related Parties	-	90,000
Payments of principal on promissory notes - Related parties	(50,000)	-
Proceeds from related party loans	117,968	158,735
Payments on related party loans	(44,453)	(368,364)

Net Cash Provided by Financing Activities	1,483,091	691,172

Net Increase in Cash and Cash Equivalents	27,005	11,083

Cash and Cash Equivalents - Beginning of Period	34,607	23,524

Cash and Cash Equivalents - End of Period	$61,612	$34,607

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$82,355	$99,539

Income taxes	$-	$-

Additional Supplemental Disclosure of Cash Flow Information:

On December 5, 2007, DSI issued 160,000 shares of common stock to a consultant in satisfaction of fees due for services rendered. The transaction was valued at $160,000.

In June 2007, DSI entered into a one-year consulting agreement for strategic, analytic, and advocacy services before the U.S. government, various foreign governments, and commercial businesses. Terms of the agreement called for the payment of consulting fees amounting to $15,000 per month, with on-half of the monthly fee paid in cash, and the other half paid in the form of 7,500 shares of common stock valued at $1 per share. For the years ended December 31, 2008, and 2007, DSI recorded 41,250 and 48,750 shares of common stock subscribed but unissued under the agreement. Prior to the Merger on November 14, 2008,
DSI issued 90,000 shares of common stock under the agreement.

On November 1, 2007, DSI granted 1,975,000 options to purchase a like number of shares of common stock under a stock option plan. Stock option compensation expense for the years ended December 31, 2008, and
2007, amounted to $85,957 and $911,118, respectively.

The accompanying notes to consolidated financial statements are an integral part of these consolidated  statements.

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDARY
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

(1)           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Defense Solutions Holding, Inc. (“DSHI” or the “Company” and formerly Flex Resources Co. Ltd.) is a Nevada corporation that initially pursued the acquisition and exploration of mineral claims.  (See below for a discussion of the change in business plan of the Company).  The Company was incorporated under the laws of the State of Nevada on February 8, 2007.

On February 8, 2007, the Company acquired in a reverse merger all of the issued and outstanding shares of Flex Resources Ltd. (“Flex Canada”), a British Columbia, Canada corporation, from its sole stockholder.  Flex Canada was incorporated under the laws of the Province of British Columbia, Canada, on December 15, 2006, and prior to the completion of the reverse merger, had limited operations.  The consideration for the acquisition of Flex Canada by the Company was a one-for-one share exchange of 2,900,000 shares of common stock.  The transaction was treated as a reverse merger for financial reporting purposes.  The reverse merger was recorded as a recapitalization of the Company, with the net assets of the Company and Flex Canada brought forward at their historical bases.  Expenses of reorganization were expensed as incurred.

On August 23, 2008, the Company sold all of the outstanding shares of common stock of Flex Canada to its former president and Director for $100, and began to evaluate other business opportunities.

On November 14, 2008, the Company acquired, through a second reverse merger (the “Merger”), all of the outstanding shares of common stock of Defense Solutions, Inc., a Delaware corporation (“DSI”), and the former stockholders of DSI were issued an aggregate of 16,793,401 shares of the Company’s common stock (a ratio of 2.3163 shares of common stock of the Company for each share of common stock of DSI) in exchange for their shares of DSI common stock.  As a result of the Merger, the former stockholders of DSI became the majority stockholders of the Company.  Further, in connection with the Merger, the Company changed is corporate name to Defense Solutions Holding, Inc.  Given that the Company is considered to have acquired DSI by a reverse merger through a common stock exchange, and the stockholders of DSI currently have voting control of the Company, the accompanying consolidated financial statements and related disclosures in the notes to consolidated financial statements present the financial position as of December 31, 2008, and 2007, and the operations for the two years in the period ended December 31, 2008, of DSI under the name of Defense Solutions Holding, Inc.  The reverse merger has been recorded as a recapitalization of the Company, with the assets and liabilities of the entities being brought over at their historical cost bases.  Expenses of the reorganization were expensed as incurred.  In addition, at or about the time of the closing of the Merger, the Company completed the initial closing of a private placement pursuant to which it sold to subscribers 125,000 shares of its common stock for an aggregate purchase price of $250,000 (the “Private Placement”).

DSI was organized and incorporated on April 10, 2007, under the laws of the State of Delaware.  DSI is an international program/project management, business development, and executive consulting firm, initially established as a limited liability company in 2001, to service the defense, homeland security, information technology, and telecommunication markets.  The Company intends to carry on DSI’s business in the same manner as it was carried on by DSI before the Merger as the Company’s sole line of business.  The accompanying consolidated financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.  In addition, the accompanying consolidated financial statements reflect the completion of a reverse merger between the Company and DSI, which was effected on November 14, 2008.

On August 21, 2008, DSI organized and incorporated Defense Solutions Guinea SARL in the Republic of Guinea, West Africa, as a wholly owned subsidiary.

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDARY
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned Guinea, South Africa, subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

For purposes of reporting within the consolidated statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Accounts Receivable

The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable.  As of December 31, 2008, and 2007, no allowance for doubtful accounts was deemed necessary by management.  While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

   Inventory

Inventory is stated at the lower of cost using the first-in, first-out (FIFO) method or market.  As of December 31, 2008, and 2007, inventory was stated at a market value of $100,000.  For the years ended December 31, 2008, and 2007, a reduction in the cost of inventory for impairment in the amount of $100,000 was recorded by the Company.  The inventory was sold by the Company subsequent to December 31, 2008, for $160,000.

   Revenue Recognition

DSHI generates revenues from short-term and long-term project management, executive consulting, and business development services.

Revenues from short-term project management, executive consulting, and business development services are recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements” (“SAB 104”).  Revenues are recognized for financial reporting purposes when there is persuasive evidence of an agreement or contract, contract milestones have been met or delivery has occurred, acceptance has been approved by the customer, the fee is fixed or determinable, and collection of the related receivable is probable.

Revenues from long-term project management, executive consulting, and business development services are recognized on a percentage-of-completion basis, in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Customers are billed and related costs are recognized, according to individual contracts, over the term of such contracts.  A provision is made for the amount of any expected loss on a contract at the time it is known.

   Property and Equipment

The components of property and equipment are stated at cost.  Property and equipment costs are depreciated or amortized for financial reporting purposes over the useful lives of the related assets by the straight-line method.  Useful lives utilized by the Company for calculating depreciation or amortization are as follows:

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDARY
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

Computer and office equipment	5 years
Furniture and fixtures	7 years

Upon disposition of an asset, its cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized.

   Share-Based Compensation

The Company uses the fair value recognition provision of Financial Accounting Standards No. 123R, “Share Based Payment” (“FASB No. 123R”), which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments.  The Company uses the Black-Scholes option pricing model to calculate the fair value of the equity instruments on the grant date.

The Company also uses the provisions of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), to account for stock-based compensation awards issued to non-employees for services.  Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18.

   Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases.  Assets recorded under capital leases are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

   Impairment of Long-Lived Assets

Defense Solutions evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the years ended December 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

    Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

   Advertising and Promotion Costs

Advertising and promotion costs are charged to operations when incurred.  For the years ended December 31, 2008, and 2007, advertising and promotion costs amounted to $1,082 and $4,715, respectively.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2008, and 2007.

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDARY
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

   Income Taxes

For the period ended April 10, 2007, Defense Solutions was a partnership for income tax purposes.  Income from the Company is combined with the income and expenses of the members from other sources and reported in the members’ individual federal and state income tax returns.  The Company was not a taxpaying entity for federal and state income tax purposes, therefore, no income tax expense has been recorded in the financial statements.  Income of the Company is taxed to the members on their respective income tax returns.

Subsequent to April 10, 2007, the Company became a corporation for income tax purposes.  As such, the Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

   Fair Value of Financial Instruments

Defense Solutions estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of December 31, 2008, and 2007, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and 2007, and revenues and expenses for the periods then ended.  Actual results could differ from those estimates made by management.

   Year End

On November 14, 2008, the Company changed its fiscal year end from July 31 to December 31.

(2)           Operations and Going Concern

The operations of the Company are focused on project management, executive consulting, and business development services to clients in the international defense and homeland security markets related to technology upgrades to modernize armored vehicles; strategic studies, analyses, and evaluation projects.  For the periods ended December 31, 2008, and 2007, the Company has established only limited sources of revenues to cover its operating costs.  It also has significant debt and lease obligations, and has raised only a limited amount of equity.  As such, it has incurred an accumulated deficit, had negative working capital as of December 31, 2008, and 2007, and its cash resources are insufficient to carry out its business plan.  The Company intends to conduct additional capital formation activities through the issuance of its common stock, and rely upon loans from stockholders and other parties.

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDARY
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

While management of the Company believes that the Company will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the conduct of its business that will generate sufficient revenues to sustain the operations of the Company.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The operations and financial elements described above, as well as other factors, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Related Party Transactions

As of December 31, 2008, and 2007, the Company owed to related parties $140,839 and $67,324, respectively, for various working capital loans received. The loans are unsecured, non-interest bearing, and have no terms for repayment.

As of December 31, 2007, the Company owed to three-related parties a total of $90,000 related to the issuance of two subordinated secured promissory notes totaling $40,000, and one unsecured promissory note in the amount of $50,000.  The unsecured promissory note was non-interest bearing and was repaid in full on March 31, 2008.  On each of the subordinated secured promissory notes, the interest rate on the amount borrowed is 12 percent per annum.  The total amount of principal and accrued interest related to the subordinated secured promissory notes was due and payable on October 31, 2008, unless the Company elected to extend the due date for each promissory note for up to an additional 12 months, and pay an extension fee of 6 percent of the principal outstanding plus accrued interest.  The Company elected to extend the due dates of the subordinated secured promissory notes to October 31, 2009, but did not pay any of the extension fees of 6 percent related to such notes.  The 6 percent extension fees due on the subordinated secured promissory notes have been accrued as of December 31, 2008, in the accompanying consolidated financial statements.  The promissory notes are each secured by a subordinated lien on the assets of the Company.  In addition, the promissory notes entitle the related-party lenders to receive a percentage of the Company’s EBITDA earned from the date of the promissory notes through December 31, 2009 (regardless of whether the other amounts owed under the promissory notes have been paid) as determined by the Company’s Board of Directors, equal to 25 percent multiplied by the aggregate amounts borrowed under the promissory notes, payable in arrears (the “EBITDA payment”).  The first EBITDA payments were due to be made on October 31, 2008, and such payments were to be made in respect of the EBITDA earned from the date of issuance of the promissory notes through September 30, 2008.  Subsequent EBITDA payments shall be made within thirty days after the end of each successive calendar quarter in respect of the EBITDA earned from the last day on which the prior payment was calculated and ending on the last day of such calendar quarter, and continue until the related-party lenders have received an amount equal to the maximum amount of principal outstanding under the subordinated secured promissory notes.  For the year ended December 31, 2008, no EBITDA payments were made under the terms of the promissory notes due to losses incurred by the Company.

(4)           Long-term Debt and Leases

Leases:

   Capital Leases

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDARY
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

The Company currently has capital lease commitments for computer and office equipment, furniture and fixtures, and inventory.  As of December 31, 2008, and 2007, the total cost of capitalized leases presented in the accompanying balance sheets amounted to $168,524 and $168,524, respectively, for computer and office equipment, and furniture and fixtures, and $260,178 and $260,178 (reduced for impairment to $100,000 in 2008 and 2007), respectively, for inventory.  Amortization of the capital lease costs, except inventory, is included in depreciation and amortization expense.

   Operating Lease

In addition, the Company currently has an operating lease commitment for office space with an unrelated party for a period of five years through November 2010.  Lease expense related to the office space for the periods ended December 31, 2008, and 2007, was $72,683 and $70,550, respectively.

Future noncancellable minimum rental commitments for leases as of December 31, 2008, were as follows:

Year	Operating Lease	Capital Leases

2009	$74,815	$94,620
2010	70,373	41,231
2011	-	4,797

Total	$145,188	140,648

Less - Amount representing interest		(11,462)

Present value of net minimum lease payments		129,186

Less - Current portion		(85,924)

Capital lease obligations, less current portion		$43,262

   Short-term and Long-term Debt:

The Company has bank lines of credit, third-party short-term debt, and related party notes and loans.  As of December 31, 2008, and 2007, short-term and long-term debt consisted of the following:

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDARY
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

	2008	2007

Lines of credit with Banks, monthly payments of
interest only; interest ranging from prime - 0.75%
to prime + 8%; due on demand; generally
personally guaranteed by officers and Directors, or
collateralized by personal residential real estate of Directors.	$773,552	$556,916

Short-term promissory notes with unrelated parties;
12% interest; principal and interest due on 10/31/09;
collateralized by additional terms of a loan agreement
or subordinated secured promissory note, including
all assets of the Company subordinated to existing
debt, as necessary; EBITDA premium payments also due.	1,010,000	510,000

Convertible note - 6% interest; convertible into 250,000
shares of common stock; due October 31, 2008, unsecured;
extended to April 23, 2009	500,000	-

Short-term promissory notes with related parties; no
interest rate or 12% interest; due at various dates
through 10/31/09, unsecured or secured by a subordinated
lien on assets of the Company; EBITDA premium payments
also due.	40,000	90,000

Loans from related parties; non-interest bearing;
no terms for repayment; unsecured.	140,838	67,324

Capital lease obligations, secured.	129,186	249,978

Total	2,593,576	1,474,218

Less - Current portion	(2,550,314)	(1,350,182)

Long-term portion	$43,262	$124,036

On November 1, 2007, Company entered into a loan agreement with a third-party lender (the “Lender”) to borrow up to $1,000,000.  As of December 31, 2008, and 2007, the Company had borrowed $1,000,000 and $500,000, respectively, under the loan agreement.  The interest rate on amounts borrowed is 12 percent per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008.  However, under the terms of the loan agreement, the Company elected to extend the due date for up to an additional 12 months to October 31, 2009, and accrued, but did not pay as required, an extension fee of 6 percent on the principal outstanding plus accrued interest.  The loan is secured by a first lien on all assets of the Company, subordinated to existing debt, as necessary.

In addition to the loan amounts, accrued interest, and extension fees, and subject to an election made by the Lender, the Company shall pay to the Lender 25 percent, up to a maximum of one times the aggregate total amount advanced under the loan agreement by the Lender, of the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) realized through December 31, 2009 (the “Revenue Stream Payments”).  The Company was not obligated to make any Revenue Stream Payments on or prior to October 31, 2008.  The Revenue Stream Payments shall be made by the Company to the Lender no later than June 30, 2010, based on the audited financial statements from the relevant calendar year.  As an alternative to the Revenue Stream Payments, the Lender was able to elect, at its sole discretion, at any time on or prior to October 31, 2008, to have a warrant issued whereby each $100,000 advanced to the Company under the loan agreement shall entitle the Lender to purchase such number of shares of common stock of the Company representing one percent of the Company’s issued and outstanding capital stock, on a fully diluted basis, at an exercise price per share equal to the par value of the Company’s common stock ($0.001 per share).  The warrant was exercisable for a period of seven years from the date of issuance, by means of cash or cancellation of all or a part of the indebtedness under the loan agreement, on a dollar for dollar basis.  As of October 31, 2008, the Lender did not elect to have the warrant issued.

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDARY
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

Lastly, the loan agreement grants to the Lender the right to appoint one member of the Board of Directors of the Company until the latest of (i) not less than $200,000 is owed in principal under the loan agreement; or (ii) the Lender holds not less than five percent of the Company’s outstanding common stock, on a fully diluted basis.

On November 30, 2007, the Company issued a subordinated secured promissory note to a third-party lender to borrow $10,000 for working capital purposes.  The interest rate on the amount borrowed is 12 percent per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008, unless extended by the Company for up to an additional 12 months, and the payment of an extension fee of 6 percent of the principal outstanding plus accrued interest.  The Company elected to extend the due date of the subordinated secured promissory note to October 31, 2009, but did not pay any of the extension fees of 6 percent related to such note.  The 6 percent extension fees due on the subordinated secured promissory note has been accrued as of December 31, 2008, in the accompanying consolidated financial statements.  The promissory note is secured by a subordinated lien on the assets of the Company.  In addition, the promissory note entitles the lender to receive a percentage of the Company’s EBITDA earned from the date of the promissory note through December 31, 2009 (regardless of whether the other amounts owed under the promissory note have been paid) as determined by the Company’s Board of Directors, equal to 25 percent multiplied by the aggregate amount borrowed under the promissory note, payable in arrears (the “EBITDA payment”).  The first EBITDA payment is due to be made on October 31, 2008, and such payment shall be made in respect of the EBITDA earned from the date of issuance of the promissory note through September 30, 2008.  Subsequent EBITDA payments shall be made within thirty days after the end of each successive calendar quarter in respect of the EBITDA earned from the last day on which the prior payment was calculated and ending on the last day of such calendar quarter, and continue until the third-party lender has received an amount equal to the maximum amount of principal outstanding under the subordinated secured promissory note.

On July 9, 2008, DSI issued an unsecured convertible promissory note to a third party lender in the amount of $500,000 for working capital purposes.  The interest rate on the amount borrowed is 6 percent per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008, and was extended to April 23, 2009.  The lender had the right, at any time prior to the date the note was paid in full, convert any part or all of the outstanding principal and accrued interest thereon into fully paid and non-assessable shares of common stock at the price of $2.00 per share.  On April 23, 2009, the Company agreed to convert the unsecured convertible promissory note and related accrued interest into 250,000 shares of common stock of the Company, and release the third party lender from any further obligation under its subscription agreement with the Company to buy additional shares of common stock.  See Note 10.

(5)           Capital Stock

   Preferred Stock

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock.  The rights and preferences related to the preferred stock will be established by the Board of Directors of the Company.

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDARY
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

   Common Stock

The Company is authorized to issue 75,000,000 shares of $0.001 par value common stock.  All shares of common stock shares have equal voting rights, are non-assessable, and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50 percent of the common stock could, if they choose to do so, elect all of the Directors of the Company.

On January 10, 2007, the Company issued 32,074,000 shares (post forward stock split) of its common stock to its founding stockholder for cash proceeds of $29,000.

On May 1, 2007, the Company issued 12,442,500 shares (post forward stock split) of its common stock to 13 individuals pursuant to subscriptions for $0.0018 per share for cash proceeds of $22,500.

On June 12, 2007, the Company issued 2,560,390 shares (post forward stock split) of its common stock to 28 individuals pursuant to subscriptions for $0.009 per share for cash proceeds of $23,150.

On September 26, 2008, the Company effected an 11.06-for-1 forward split of its common stock.  All references contained in the accompanying financial statements and related notes have been adjusted to give effect for the stock split.

On August 23, 2008, the Company sold all of the outstanding shares of Flex Canada to its former president and Director for $100 and began to evaluate other business opportunities.

On November 14, 2008, the Company acquired, through the Merger all of the outstanding shares of common stock of DSI, and the former stockholders of DSI were issued an aggregate of 16,793,401 shares of the Company’s common stock (a ratio of 2.3163 shares of common stock of the Company for each share of common stock of DSI) in exchange for their shares of DSI common stock.  As a result of the Merger, the former stockholders of DSI became the majority stockholders of the Company.  This transaction was accounted for as a reverse merger and reorganization of capital, with the assets and liabilities of the entities being brought over at their historical cost bases.  Expenses of the reorganization were expensed as incurred.

On November 14, 2008, in connection with the Merger, a former officer and Director of the Company surrendered 32,074,000 shares of common stock of the Company for cancellation.

In November 2008, the Company commenced a capital formation activity through a Private Placement Offering (“PPO”) to raise capital through the issuance of up to 3,500,000 shares of common stock, par value $0.001 per share.  The PPO, which is subject to market conditions, will be made within the United States to only qualified accredited investors.  The shares offered under the PPO have not been registered under the Securities Act of 1933 or applicable state laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state laws.  At or about the time of the closing of the Merger, the Company completed the initial closing of the PPO pursuant to which it sold to subscribers 125,000 shares of its common stock for an aggregate purchase price of $250,000, or $2.00 per share.  As of December 31, 2008, the 125,000 shares of common stock had not been issued, and the proceeds received by the Company are reflected as common stock subscribed in the accompanying consolidated financial statements.  The Company is continuing with the capital formation activity under the PPO.

In June 2007, DSI entered into a one-year consulting agreement with an unrelated third party for strategic, analytic, and advocacy services before the U.S. government, various foreign governments, and commercial businesses.  Terms of the agreement called for the payment of consulting fees amounting to $15,000 per month, with one-half of the monthly fee paid in cash, and the other half paid in the form of 7,500 shares of common stock of the Company value at $1 per share.  For the years ended December 31, 2008, and 2007, the Company recorded 41,250 shares and 48,750 shares, respectively, of common stock subscribed but unissued under the agreement.  The subscribed shares of common stock were issued to the third party prior to the completion of the Merger in November 2008.

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDARY
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

On November 12, 2008, the Company entered into a stock subscription agreement with a third party entity for the purchase of 500,000 shares of common stock for proceeds of $1,000,000.  The third party entity paid $250,000 under the subscription agreement for the purchase of 125,000 shares of common stock on or about November 14, 2008.  In addition, on July 9, 2008, DSI also issued to the same entity an unsecured convertible promissory note in the amount of $500,000 as described in Note 4 above.  On April 23, 2009, the Company agreed to convert the unsecured convertible promissory note and related accrued interest into 250,000 shares of common stock of the Company, and release the third party lender from any further obligation under its subscription agreement with the Company to buy additional shares of common stock.  The accompanying consolidated financial statements present as of December 31, 2008, the cancellation of the stock subscription agreement to purchase an additional 375,000 shares of common stock for proceeds of $750,000 that was effected on April 23, 2009.

On November 12, 2008, the Company entered into a stock subscription agreement with a separate third party entity for the purchase of 750,000 shares of common stock for proceeds of $1,500,000.  As of December 31, 2008, the Company had received $150,000 in proceeds as partial payment under the subscription agreement.

   Stock Options

Effective November 1, 2007, the Board of Directors of DSI and its stockholders adopted the Defense Solutions, Inc. 2007 Equity Incentive Plan (the “Plan”) and set aside 2,000,000 shares of common stock to provide eligible persons an opportunity to acquire a proprietary interest in DSI and as an incentive to remain in the service of DSI.  The Plan provides for the issuance of two types of stock options:  (i) Incentive Stock Options (“ISO’s”); and (ii) Non-Qualified Stock Options (“NSO’s”) to certain employees, Directors and consultants of DSI.  Options that are forfeited or cancelled are added back into the Plan.

On the same date, DSI granted 1,975,000 options to purchase a like number of shares of common stock (1,275,000 ISO’s and 700,000 NSO’s) to employees and a consultant at a price of $0.75 per share.  1,475,000 of the options granted vested immediately on the date of grant.  The remaining 500,000 NSO’s either vested or will vest to purchase a like number of shares of common stock as follows:

December 31, 2007	100,000 shares
December 31, 2008	200,000 shares
December 31, 2009	200,000 shares

The fair value of the stock options granted is recognized as compensation over the requisite service period as described above using the Black-Scholes option pricing model.  For the periods ended December 31, 2008, and 2007, the amounts of $85,957 and $911,118, respectively, were recognized as stock option compensation expense.  Further, as of December 31, 2007, a total of 25,000 shares of common stock were available for grant under the Plan.

Effective October 31, 2008, the Board of Directors and stockholders of the Company adopted the Defense Solutions Holding, Inc. Equity Incentive Plan (the “Equity Plan”) and set aside 13,850,000 shares of common stock to provide eligible persons an opportunity to acquire a proprietary interest in the Company and as an incentive to remain in the service of the Company.  The Equity Plan provides for the issuance of two types of stock options:  (i) Incentive Stock Options; and (ii) Non-Qualified Stock Options to certain employees, Directors and consultants of the Company.  Options that are forfeited or cancelled are added back to the Equity Plan.

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDARY
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

On November 14, 2008, the holders of 1,975,000 options under the DSI Plan exchanged their options for a like number of options under the Company Equity Plan.  As of December 31, 2008, a total of 11,875,000 shares of common stock were available for grant under the Equity Plan.  See Note 10.

The Company had the following stock option activity for the years ended December 31, 2008, and 2007:

Reconciliation of Option Activity:
Options
Options Outstanding - December 31, 2006	-
Plus: Options Granted	1,975,000
Less: Options Exercised	-
Less: Options Exercised	-
Options Outstanding - December 31, 2007	1,975,000
Plus: Options Granted	-
Less: Options Exercised	-
Less: Options Exercised	-
Options Outstanding - December 31, 2008	1,975,000

Outstanding Options as of December 31, 2008, and 2007:

Issue	Expiration	Exercise	Share
Date	Date	Price	Options

11/1/07	11/01/17	$0.75	1,975,000

Total			1,975,000

Black-Scholes Variables:

Black-Scholes
Variables

Exercise Price	$0.75

Risk Free Rate	4.36%

Expected Volatility	222.16%

Forfeiture Rate	0.00%

Dividend Yield	0.00%

Contractual Life (Years)	10

The Company used the average historical stock price volatility of several publicly traded entities in the same industry to value stock options under SFAS No. 123R.  The forfeiture rate was estimated at zero for the stock option grant as the award has immediate vesting terms or has a low probability of forfeiture.

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDARY
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

(6)           Commitments and Contingencies

Effective March 15, 2007, DSI entered into a one-year consulting agreement with an unrelated third party for governmental affairs representation and lobbying services before the U.S. government.  Consulting fees under the agreement amounted to $20,000 per month, and were payable in cash or in shares of common stock valued at $1 per share.  On December 5, 2007, DSI issued 160,000 shares of its common stock to the consultant in satisfaction of fees due for services rendered, and terminated the agreement.  The transaction was valued at $160,000.

On June 15, 2007, DSI entered into a one-year consulting agreement with an unrelated third party for strategic, analytic, and advocacy services before the U.S. government, various foreign governments, and commercial businesses.  Terms of the agreement call for the payment of consulting fees amounting to $15,000 per month, with one-half of the monthly fee paid in cash, and the other half paid in the form of 7,500 shares of common stock of the Company value at $1 per share.  For the years ended December 31, 2008 and 2007, the DSI paid the consultant fees of $45,000 and $47,500 in cash, respectively.  In addition, the DSI recorded 41,250 shares and 48,750 shares of common stock subscribed but unissued, respectively, valued at $41,250, and $48,750, under the agreement.  Prior to the Merger in November 2008, DSI issued the subscribed shares to the unrelated third party.

Effective February 1, 2007, DSI entered into a consulting agreement with an unrelated third party for strategic planning services related to business development and tactical planning to attract new clients, capital formation activities, and to position DSI for additional revenue generation and sustained growth.  Terms of the agreement call for the payment of consulting fees of $8,000 per month for approximately 50 hours of consulting time plus bonuses and reimbursement of expenses.  In addition, on November 1, 2007, the consultant was granted 700,000 options to purchase a like number of shares of common stock at an option price of $0.75 per share.  The agreement may be terminated upon 3-months notice to the consultant unless such termination is for cause.  For the years ended December 31, 2008 and 2007, DSI paid $88,000 and $80,000, respectively, to the consultant for services rendered.

Effective March 15, 2007, DSI entered into a consulting agreement with a third party entity for governmental affairs representation and lobbying services before the United States government.  The term of the agreement was for 12 months, with an automatic renewal for an additional one-year period unless terminated by either party.  Fees for services were in the amount of $20,000 per month.  For services rendered to DSI in 2007, the third party entity agreed to accept as partial payment in lieu of fees 160,000 shares of common stock.  During 2008, no fees were paid to the third party entity for services rendered, and DSI accrued $240,000 for services related to the contract.

Effective January 1, 2008, DSI established the Defense Solutions Inc. 401(k) Plan (the “Retirement Plan”) for the benefit of its employees in saving for retirement.  Employees may enroll in the Retirement Plan as eligible participants as of the first day of their employment.  The Retirement Plan is funded immediately at each payroll payment date through amounts withheld from employees.  DSI may make, but is not obligated to make, contributions to the Retirement Plan, and there were no unfunded liabilities determined as of the date the Retirement Plan was established.  For the year ended December 31, 2008, a total of $18,792 in pension expenses was incurred related to the Retirement Plan.

Effective September 1, 2008, DSI entered into an employment agreement with its Chief Executive Officer.  The initial annual base salary is $240,000, with an annual review by the Board of Directors.  The agreement also includes provisions for benefits and an annual performance bonus.  The initial term of employment under the agreement is three years.  After the initial term of employment, the term of the agreement shall automatically renew for successive one-year periods, unless otherwise terminated.

Effective September 1, 2008, DSI entered into an employment agreement with its President and Chief Operating Officer.  The initial annual base salary is $185,000, with an annual review by the Board of Directors.  The agreement also includes provisions for benefits and an annual performance bonus.  The initial term of employment under the agreement is three years.  After the initial term of employment, the term of the agreement shall automatically renew for successive one-year periods, unless otherwise terminated.

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDARY
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

(7)           Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2007, and 2008, is as follows (assuming a 23.7 effective tax rate):

	Years Ended
	December 31,
	2008	2007

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$644,609	$438,743
Change in valuation allowance	(644,609)	(438,743)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2008, and 2007, as follows:

	2008	2007

Loss carryforwards	$1,083,352	$438,734
Less - Valuation allowance	(1,083,352)	(438,734)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2007, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2008, and 2007, the Company had approximately $4,571,000 and $1,851,200, respectively in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(8)           Significant Customers

For the years ended December 31, 2008, and 2007, the Company had certain customers that accounted for more than 10 percent of total revenues, as follows:

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDARY
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

	2008	2007
Customer A	$207,061	$-
Customer B	129,970	99,985
Customer C	80,120	90,929
Customer D		409,133

(9)           Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earrings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.  The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157.  Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.  The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements.  This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to:

a)
clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity;

b)	clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income;
c)
consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly;

d)	measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and
e)	provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDARY
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  The sources of accounting principles that are generally accepted are categorized in descending order as follows:

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

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

DEFENSE SOLUTIONS HOLDING, INC. AND SUBSIDARY
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

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

(10)           Subsequent Events

Subsequent to December 31, 2008, the Company discontinued the development stage activities of Defense Solutions Guinea SARL in the Republic of Guinea, West Africa, as a wholly owned subsidiary.

On February 10, 2008, the Company entered into an agreement with a third party entity to manufacture testing and calibration equipment for the fire control systems of main battle tanks and infantry fighting vehicles in Iraq.  The agreement covers nine optical and electrical instruments and contemplates that the work will be completed within four months.  The total amount payable to the Company pursuant to the agreement is $1,031,054.

On April 13, 2009, the Company granted 5,075,000 options to purchase a like number of shares of common stock under the Equity Plan to employees and a consultant.  With respect to the options granted, 3,275,000 options have an exercise price of $0.12 per share, and 1,800,000 options have an exercise price of $0.13 per share.  Further, 1,650,000 of the options granted vested on the date of grant, and one half of the 3,425,000 options will vest on each of December 31, 2009 and December 31, 2010, respectively.  Of the options granted, 3,725,000 are ISO’s, and 1,350,000 are NSO’s.

On April 23, 2009, the Company agreed to convert the unsecured convertible promissory note for $500,000 and related accrued interest into 250,000 shares of common stock of the Company, and release the third party lender from any further obligation under its subscription agreement with the Company to buy additional shares of common stock.