Form 10-Q
period 2009-03-31
Defense Solutions Holding, Inc.
filed 2009-05-20
CIK 1413178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________ to ______________.

Commission File number: 333-146290

DEFENSE SOLUTIONS HOLDING, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or organization)	26-3624592 (IRS Employee Identification No.)

707 Eagleview Boulevard
Exton, Pennsylvania  19431-1159
(Address of principal executive offices)

(610) 833-6000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Not Applicable
(Address of principal executive offices)

Former fiscal year ended July 31

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

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
Yes  ☐    No  ☒

As of May 18, 2009, there were 32,108,566 shares of the Registrant’s common stock outstanding.

DEFENSE SOLUTIONS HOLDING, INC.
f/k/a FLEX RESOURCES CO. LTD.

Form 10-Q

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD)
BALANCE SHEETS
AS OF MARCH 31, 2009, AND DECEMBER 31, 2008
(Unaudited)

ASSETS

	2009	2008

Current Assets:
Cash and cash equivalents	$184,076	$61,612
Accounts receivable-
Trade ($0 allowance for doubtful
accounts in 2009 and 2008, respectively)	122,674	136,657
Employee	—	7,850
Inventory	100,000	100,000
Total current assets	406,750	306,119

Property and Equipment:
Computer and office equipment	105,290	105,290
Furniture and fixtures	102,928	102,928
	208,218	208,218
Less - Accumulated depreciation and amortization	(118,604)	(109,659)
Net property and equipment	89,614	98,559
Total Assets	$496,364	$404,678

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Current portion of long-term debt and capital lease obligations	$1,067,559	$1,095,924
Checks in excess of bank balance	16,796	145
Bank lines of credit	773,513	773,552
Convertible promissory note	500,000	500,000
Accounts payable - Trade	824,034	560,429
Accrued liabilities	1,166,781	901,654
Deferred revenues	51,553	—
Promissory notes - Related parties	40,000	40,000
Due to related parties	147,068	140,839
Total current liabilities	4,587,304	4,012,543

Long-term Debt, less current portion:
Capital lease obligations	33,448	43,262
Total long-term debt	33,448	43,262
Total liabilities	4,620,752	4,055,805

Commitments and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $0.001 per share; 10,000,000 shares
authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 75,000,000 shares
authorized; 31,796,292 shares issued and
outstanding in 2009 and 2008	31,796	31,796
Stock subscriptions - 875,000 shares of common stock	1,750,000	1,750,000
Less - Stock subscriptions receivable	(1,100,000)	(1,350,000)
Additional paid-in capital	1,280,750	1,259,262
Accumulated (deficit)	(6,086,934)	(5,342,185)
Total stockholders' (deficit)	(4,124,388)	(3,651,127)
Total Liabilities and Stockholders' (Deficit)	$496,364	$404,678

The accompanying notes to financial statements are an integral part of these balance sheets.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues	$401,856	$78,385

Expenses:
Operating, general and administrative	1,066,136	695,605
Stock option compensation expense	21,489	42,978
Depreciation and amortization	8,945	8,892
Consulting fees paid by common stock subscribed	—	22,500
Total expenses	1,096,570	769,975
(Loss) from Operations	(694,714)	(691,590)

Other Income (Expense):
Other income	327	162
Interest expense and other	(50,362)	(47,427)
Total other income (expense)	(50,035)	(47,265)

Provision for income taxes	—	—

Net (Loss)	$(744,749)	$(738,855)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	31,796,292	31,796,292

The accompanying notes to financial statements are an integral part of these statements.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008 (Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Operating Activities:
Net (loss)	$(744,749)	$(738,855)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Consulting fees paid by common stock subscribed	—	22,500
Stock option compensation expense	21,488	42,978
Depreciation and amortization	8,945	8,892
Amortization of debt issuance costs	—	7,500
Changes in net assets and liabilities-
Accounts receivable - Trade	21,834	859,356
Accounts payable - Trade	263,605	(89,276)
Accrued liabilities	265,127	182,607
Deferred revenue	51,553	(761,000)
Net Cash (Used in) Operating Activities	(112,197)	(465,298)

Investing Activities:

Net Cash (Used in) Investing Activities	—	—

Financing Activities:
Proceeds from stock subscriptions	250,000	—
Checks in excess of bank balance	16,651	8,237
Proceeds from bank loans and lines of credit	—	1,021,894
Payments of principal on bank loans and lines of credit	(39)	(474,400)
Debt issuance costs	—	(25,000)
Payments of principal on capital lease obligations	(38,180)	(30,871)
Proceeds from the issuance of promissory notes - Related Parties	6,229	—
Payments of principal on promissory notes - Related parties	—	(50,000)
Proceeds from related party loans	—	1,006
Payments on related party loans	—	(2,956)
Net Cash Provided by Financing Activities	234,661	447,910

Net Increase (Decrease) in Cash and Cash Equivalents	122,464	(17,388)

Cash and Cash Equivalents - Beginning of Period	61,612	34,607
Cash and Cash Equivalents - End of Period	$184,076	$17,219

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$49,781	$47,776
Income taxes	$—	$—

The accompanying notes to financial statements are an integral part of these statements.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
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

On February 8, 2007, the Company acquired, in a reverse merger, all of the issued and outstanding shares of Flex Resources Ltd. (“Flex Canada”), a British Columbia, Canada Corporation, from its sole stockholder.  Flex Canada was incorporated under the laws of the Province of British Columbia, Canada, on December 15, 2006, and prior to the completion of the reverse merger, had limited operations.  The consideration for the acquisition of Flex Canada by the Company was a one-for-one share exchange of 2,900,000 shares of common stock.  The transaction was treated as a reverse merger for financial reporting purposes.  The reverse merger was recorded as a recapitalization of the Company, with the net assets of the Company and Flex Canada brought forward at their historical bases.  Expenses of reorganization were expensed as incurred.

On August 23, 2008, the Company sold all of the outstanding shares of common stock of Flex Canada to its former president and Director for $100, and began to evaluate other business opportunities.

On November 14, 2008, the Company acquired, through a second reverse merger (the “Merger”), all of the outstanding shares of common stock of Defense Solutions, Inc., a Delaware corporation (“DSI”), and the former stockholders of DSI were issued an aggregate of 16,793,401 shares of the Company’s common stock (a ratio of 2.3163 shares of common stock of the Company for each share of common stock of DSI) in exchange for their shares of DSI common stock.  As a result of the Merger, the former stockholders of DSI became the majority stockholders of the Company.  Further, in connection with the Merger, the Company changed is corporate name to Defense Solutions Holding, Inc.  The reverse merger was recorded as a recapitalization of the Company, with the assets and liabilities of the entities being brought over at their historical cost bases.  Expenses of the reorganization were expensed as incurred.  In addition, at or about the time of the closing of the Merger, the Company completed the initial closing of a private placement pursuant to which it sold to subscribers 125,000 shares of its common stock for an aggregate purchase price of $250,000 (the “Private Placement”).

DSI was organized and incorporated on April 10, 2007, under the laws of the State of Delaware.  DSI is an international program/project management, business development, and executive consulting firm, initially established as a limited liability company in 2001, to service the defense, homeland security, information technology, and telecommunication markets.  The Company intends to carry on DSI’s business in the same manner as it was carried on by DSI before the Merger as the Company’s sole line of business.  The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.  In addition, the accompanying financial statements reflect the completion of a reverse merger between the Company and DSI, which was effected on November 14, 2008.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

On August 21, 2008, DSI organized and incorporated Defense Solutions Guinea SARL in the Republic of Guinea, West Africa, as a wholly owned subsidiary.  Effective December 31, 2008, the Company discontinued the development stage activities of this subsidiary.

Interim Financial Statements

The accompanying interim financial statements of DSHI as of March 31, 2009, and December 31, 2008, and for the three months ended March 31, 2009, and 2008, are unaudited, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q.  In the opinion of management, the accompanying financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the three months then ended.  The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the operating results for the full year ending December 31, 2009.  The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable.  As of March 31, 2009, and December 31, 2008, no allowance for doubtful accounts was deemed necessary by management.  While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

Inventory

Inventory is stated at the lower of cost using the first-in, first-out (FIFO) method or market.  As of March 31, 2009, and December 31, 2008, inventory was stated at a market value of $100,000.  The inventory was sold by the Company subsequent to March 31, 2009, for $160,000.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

Revenue Recognition

DSHI generates revenues from short-term and long-term project management, executive consulting, and business development services.

Revenues from short-term project management, executive consulting, and business development services are recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”).  Revenues are recognized for financial reporting purposes when there is persuasive evidence of an agreement or contract, contract milestones have been met or delivery has occurred, acceptance has been approved by the customer, the fee is fixed or determinable, and collection of the related receivable is probable.

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

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases.  Assets recorded under capital leases are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

Impairment of Long-Lived Assets

Defense Solutions evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the periods ended March 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Advertising and Promotion Costs

Advertising and promotion costs are charged to operations when incurred.  For the periods ended March 31, 2009, and 2008, advertising and promotion costs amounted to $0 and $300, respectively.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods ended March 31, 2009, and 2008.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

Fair Value of Financial Instruments

Defense Solutions estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of March 31, 2009, and December 31, 2008, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and December 31, 2008, and revenues and expenses for the periods ended March 31, 2009, and 2008.  Actual results could differ from those estimates made by management.

(2)    Operations and Going Concern

The operations of the Company are focused on project management, executive consulting, and business development services to clients in the international defense and homeland security markets related to technology upgrades to modernize armored vehicles; strategic studies, analyses, and evaluation projects.  For the periods ended March 31, 2009, and 2008, the Company has established only limited sources of revenues to cover its operating costs.  It also has significant debt and lease obligations, and has raised only a limited amount of equity.  As such, it has incurred an accumulated deficit, had negative working capital as of March 31, 2009, and December 31, 2008, and its cash resources are insufficient to carry out its business plan.  The Company intends to conduct additional capital formation activities through the issuance of its common stock, and rely upon loans from stockholders and other parties.

While management of the Company believes that the Company will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the conduct of its business that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The operations and financial elements described above, as well as other factors, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

(3)    Related Party Transactions

As of March 31, 2009, and December 31, 2008, the Company owed to related parties $147,068 and $140,839, respectively, for various working capital loans received. The loans are unsecured, non-interest bearing, and have no terms for repayment.

As of March 31, 2009, and December 31, 2008, the Company owed to two-related parties a total of $40,000 related to the issuance of two subordinated secured promissory notes.  On each of the subordinated secured promissory notes, the interest rate on the amount borrowed is 12 percent per annum.  The total amount of principal and accrued interest related to the subordinated secured promissory notes was due and payable on October 31, 2008, unless the Company elected to extend the due date for each promissory note for up to an additional 12 months, and pay an extension fee of 6 percent of the principal outstanding plus accrued interest.  The Company elected to extend the due dates of the subordinated secured promissory notes to October 31, 2009, but did not pay any of the extension fees of 6 percent related to such notes.  The 6 percent extension fees due on the subordinated secured promissory notes have been accrued as of March 31, 2009, and December 31, 2008, in the accompanying financial statements.  The promissory notes are each secured by a subordinated lien on the assets of the Company.  In addition, the promissory notes entitle the related-party lenders to receive a percentage of the Company’s EBITDA earned from the date of the promissory notes through December 31, 2009 (regardless of whether the other amounts owed under the promissory notes have been paid) as determined by the Company’s Board of Directors, equal to 25 percent multiplied by the aggregate amounts borrowed under the promissory notes, payable in arrears (the “EBITDA payment”).  The first EBITDA payments were due to be made on October 31, 2008, and such payments were to be made in respect of the EBITDA earned from the date of issuance of the promissory notes through September 30, 2008.  Subsequent EBITDA payments shall be made within thirty days after the end of each successive calendar quarter in respect of the EBITDA earned from the last day on which the prior payment was calculated and ending on the last day of such calendar quarter, and continue until the related-party lenders have received an amount equal to the maximum amount of principal outstanding under the subordinated secured promissory notes.  For the period ended March 31, 2009, no EBITDA payments were made under the terms of the promissory notes due to losses incurred by the Company.

(4)    Long-term Debt and Leases

Leases:

Capital Leases

The Company currently has capital lease commitments for computer and office equipment, furniture and fixtures, and inventory.  As of March 31, 2009, and December 31, 2008, the total cost of capitalized leases presented in the accompanying balance sheets amounted to $168,524 and $168,524, respectively, for computer and office equipment, and furniture and fixtures, and $260,178 and $260,178 (reduced for impairment to $100,000 in 2009 and 2008), respectively, for inventory.  Amortization of the capital lease costs, except inventory, is included in depreciation and amortization expense.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

Operating Lease

In addition, the Company currently has an operating lease commitment for office space with an unrelated party for a period of five years through November 2010.  Lease expense related to the office space for the periods ended March 31, 2009, and 2008, was $46,885 and $32,335, respectively.

Future noncancellable minimum rental commitments for leases as of March 31, 2009, were as follows:

Year	Operating Lease	Capital Leases
2009	$74,787	$64,751
2010	91,406	33,273
Total	$166,193	98,024

Less - Amount representing interest		(7,017)

Present value of net minimum lease payments		91,007

Less - Current portion		(57,559)

Capital lease obligations, less current portion		$33,448

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

Short-term and Long-term Debt:

The Company has bank lines of credit, third-party short-term debt, and related party notes and loans.  As of March 31, 2009, and December 31, 2008, short-term and long-term debt consisted of the following:

	2009	2008

Lines of credit with Banks, monthly payments of
interest only; interest ranging from prime - 0.75%
to prime + 8%; due on demand; generally
personally guaranteed by officers and Directors, or
collateralized by personal residential real estate of Directors.	$773,513	$773,552

Short-term promissory notes with unrelated parties;
12% interest; principal and interest due on 10/31/09;
collateralized by additional terms of a loan agreement
or subordinated secured promissory note, including
all assets of the Company subordinated to existing
debt, as necessary; EBITDA premium payments also due.	1,010,000	1,010,000

Convertible note - 6% interest; convertible into 250,000
shares of common stock; due October 31, 2008, unsecured;
extended to April 23, 2009.	500,000	500,000

Short-term promissory notes with related parties; no
interest rate or 12% interest; due at various dates
through 10/31/09, unsecured or secured by a subordinated
lien on assets of the Company; EBITDA premium payments
also due.	40,000	40,000

Loans from related parties; non-interest bearing;
no terms for repayment; unsecured.	147,068	140,838

Capital lease obligations, secured.	91,007	129,186
Total	2,561,588	2,593,576

Less - Current portion	(2,528,140)	(2,550,314)
Long-term portion	$33,448	$43,262

On November 1, 2007, Company entered into a loan agreement with a third-party lender (the “Lender”) to borrow up to $1,000,000.  As of March 31, 2009, and December 31, 2008, the Company had borrowed $1,000,000 and $1,000,000, respectively, under the loan agreement.  The interest rate on amounts borrowed is 12 percent per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008.  However, under the terms of the loan agreement, the Company elected to extend the due date for up to an additional 12 months to October 31, 2009, and accrued, but did not pay as required, an extension fee of 6 percent on the principal outstanding plus accrued interest.  The loan is secured by a first lien on all assets of the Company, subordinated to existing debt, as necessary.

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

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

Lastly, the loan agreement grants to the Lender the right to appoint one member of the Board of Directors of the Company until the latest of (i) not less than $200,000 is owed in principal under the loan agreement; or (ii) the Lender holds not less than five percent of the Company’s outstanding common stock, on a fully diluted basis.

On November 30, 2007, the Company issued a subordinated secured promissory note to a third-party lender to borrow $10,000 for working capital purposes.  The interest rate on the amount borrowed is 12 percent per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008, unless extended by the Company for up to an additional 12 months, and the payment of an extension fee of 6 percent of the principal outstanding plus accrued interest.  The Company elected to extend the due date of the subordinated secured promissory note to October 31, 2009, but did not pay any of the extension fees of 6 percent related to such note.  The 6 percent extension fees due on the subordinated secured promissory note has been accrued as of March 31, 2009 and December 31, 2008, in the accompanying financial statements.  The promissory note is secured by a subordinated lien on the assets of the Company.  In addition, the promissory note entitles the lender to receive a percentage of the Company’s EBITDA earned from the date of the promissory note through December 31, 2009 (regardless of whether the other amounts owed under the promissory note have been paid) as determined by the Company’s Board of Directors, equal to 25 percent multiplied by the aggregate amount borrowed under the promissory note, payable in arrears (the “EBITDA payment”).  The first EBITDA payment is due to be made on October 31, 2008, and such payment shall be made in respect of the EBITDA earned from the date of issuance of the promissory note through September 30, 2008.  Subsequent EBITDA payments shall be made within thirty days after the end of each successive calendar quarter in respect of the EBITDA earned from the last day on which the prior payment was calculated and ending on the last day of such calendar quarter, and continue until the third-party lender has received an amount equal to the maximum amount of principal outstanding under the subordinated secured promissory note.

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

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

In November 2008, the Company commenced a capital formation activity through a Private Placement Offering (“PPO”) to raise capital through the issuance of up to 3,500,000 shares of common stock, par value $0.001 per share.  At or about the time of the closing of the Merger, the Company completed the initial closing of the PPO pursuant to which it sold to subscribers 125,000 shares of its common stock for an aggregate purchase price of $250,000, or $2.00 per share.  The Company sold an additional 75,000 shares in connection with the PPO in December 2008 and received proceeds of $150,000 in connection with such sale.  As of March 31, 2009, the 200,000 shares of common stock sold In the PPO had not been issued, and the proceeds received by the Company are reflected as common stock subscribed in the accompanying financial statements.  The Company is continuing with the capital formation activity under the PPO.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

In June 2007, DSI entered into a one-year consulting agreement with an unrelated third party for strategic, analytic, and advocacy services before the U.S. government, various foreign governments, and commercial businesses.  Terms of the agreement called for the payment of consulting fees amounting to $15,000 per month, with one-half of the monthly fee paid in cash, and the other half paid in the form of 7,500 shares of common stock of the Company value at $1 per share.  For the three months ended March 31, 2008, the Company recorded 22,500 shares of common stock subscribed but unissued under the agreement.  The subscribed shares of common stock were issued to the third party prior to the completion of the Merger in November 2008.

On November 12, 2008, the Company entered into a stock subscription agreement with a third party entity for the purchase of 500,000 shares of common stock for proceeds of $1,000,000 in connection with the PPO.  The third party entity paid $250,000 under the subscription agreement for the purchase of 125,000 shares of common stock on or about November 14, 2008.  In addition, on July 9, 2008, DSI also issued to the same entity an unsecured convertible promissory note in the amount of $500,000 as described in Note 4 above.  On April 23, 2009, the Company agreed to convert the unsecured convertible promissory note and related accrued interest into 250,000 shares of common stock of the Company, and release the third party lender from any further obligation under its subscription agreement with the Company to buy additional shares of common stock.  The accompanying financial statements present as of March 31, 2009, the cancellation of the stock subscription agreement to purchase an additional 375,000 shares of common stock for proceeds of $750,000 that was effected on April 23, 2009.

On November 12, 2008, the Company entered into a stock subscription agreement with a separate third party entity for the purchase of 750,000 shares of common stock for proceeds of $1,500,000.  As of March 31, 2009, the Company had received $150,000 in proceeds as partial payment under the subscription agreement.
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

December 31, 2007                                                                           100,000 shares
December 31, 2008                                                                           200,000 shares
December 31, 2009                                                                           200,000 shares

The fair value of the stock options granted is recognized as compensation over the requisite service period as described above using the Black-Scholes option pricing model.  For the periods ended March 31, 2009, and 2008, the amounts of $21,489 and $42,978, respectively, were recognized as stock option compensation expense.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

On November 14, 2008, the holders of 1,975,000 options granted pursuant to a stock option plan adopted by DSI prior to the Merger exchanged their options to acquire 5,246,520 shares of common stock at an exercise price of $0.32 per share under the Company Equity Plan.  As of March 31, 2009, a total of 8,553,500 shares of common stock were available for grant under the Equity Plan.  See Note 10.

The Company had no stock option activity during the three months ended March 31, 2009, and 2008.

The Company used the average historical stock price volatility of several publicly traded entities in the same industry to value stock options under SFAS No. 123R.  The forfeiture rate was estimated at zero for the stock option grant as the award has immediate vesting terms or has a low probability of forfeiture.

(6)    Commitments and Contingencies

On June 15, 2007, DSI entered into a one-year consulting agreement with an unrelated third party for strategic, analytic, and advocacy services before the U.S. government, various foreign governments, and commercial businesses.  Terms of the agreement call for the payment of consulting fees amounting to $15,000 per month, with one-half of the monthly fee paid in cash, and the other half paid in the form of 7,500 shares of common stock of the Company value at $1 per share.  For the three months ended March 31, 2008, DSI paid the consultant fees $22,500 in cash.  In addition, DSI recorded 22,500 shares of common stock subscribed but unissued valued at $22,500, under the agreement.  Prior to the Merger in November 2008, DSI issued the subscribed shares to the unrelated third party.

Effective February 1, 2007, DSI entered into a consulting agreement with an unrelated third party for strategic planning services related to business development and tactical planning to attract new clients, capital formation activities, and to position DSI for additional revenue generation and sustained growth.  Terms of the agreement call for the payment of consulting fees of $8,000 per month for approximately 50 hours of consulting time plus bonuses and reimbursement of expenses.  In addition, on November 1, 2007, the consultant was granted 700,000 options to purchase a like number of shares of common stock at an option price of $0.75 per share.  The agreement may be terminated upon 3-months notice to the consultant unless such termination is for cause.  For the three months ended March 31, 2009, and 2008, DSI paid $16,000 and $32,000, respectively, to the consultant for services rendered.

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

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

Effective January 1, 2008, DSI established the Defense Solutions Inc. 401(k) Plan (the “Retirement Plan”) for the benefit of its employees in saving for retirement.  Employees may enroll in the Retirement Plan as eligible participants as of the first day of their employment.  The Retirement Plan is funded immediately at each payroll payment date through amounts withheld from employees.  DSI may make, but is not obligated to make, contributions to the Retirement Plan, and there were no unfunded liabilities determined as of the date the Retirement Plan was established.  For the three months ended March 31, 2009, a total of $300 in pension expenses was incurred related to the Retirement Plan.

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

(7)    Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2009, and 2008, is as follows (assuming a 23.7 effective tax rate):

	2009	2008

Current Tax Provision:
Federal-
Taxable income	$—	$—
Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$176,506	$175,109
Change in valuation allowance	(176,506)	(175,109)
Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of March 31, 2009, and December 31, 2008, as follows:

	2009	2008

Loss carryforwards	$1,259,858	$1,083,352
Less - Valuation allowance	(1,259,858)	(1,083,352)
Total net deferred tax assets	$—	$—

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2009, and 2008, the Company had approximately $5,315,800 and $4,571,000, respectively in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2029.

(8)    Significant Customers

For the three months ended March 31, 2009, and 2008, the Company had certain customers that accounted for more than 10 percent of total revenues, as follows:

	2009	2008
Customer A	$257,764	$—
Customer B	82,145	23,215
Customer C	—	38,228

(9)    Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earrings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.  The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157.  Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.  The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Information

You should read the following discussion and analysis together with the unaudited financial statements and related notes appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" in our Report on form 10-K for the fiscal year ended December 31, 2008 or elsewhere in this Report.

You should read the following discussion in conjunction with our unaudited financial statements and related notes.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially.

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

The shares of Common Stock issued to the former stockholders of Defense Solutions, Inc in connection with the Merger represented approximately 51 percent of our outstanding Common Stock after giving effect to the Merger and the cancellation of shares described above.  As a result, the Merger transaction was accounted for as a reverse acquisition with Defense Solutions, Inc. as the acquiring party and Defense Solutions Holding, Inc. (formerly Flex Resources Co. Ltd. ) as the acquired party.  Accordingly, when we refer to our business and financial information relating to periods prior to the Merger, we are referring to the business and financial information of Defense Solutions, Inc., unless the context otherwise requires.  The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto and other information presented in this Report.

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

We achieved revenues for the three months ended March 31, 2009 of $401,856.  This represents an increase of $323,471 over revenues for the three months ended March 31, 2008.  These revenues were primarily generated from the sale of optical devices used to calibrate military vehicles and other equipment.  We believe that we are well positioned in the project management and business development segments of our business to take advantage of significant opportunities that are unfolding in Iraq.  Specifically, the withdrawal of United States and coalition forces is necessitating the re-armament of the Iraqi military.  Having supplied refurbished military equipment previously to Iraq, we believe that we are uniquely positioned to address their ongoing military equipment requirements.  In the coming years, management will endeavor to leverage this expertise and provide a wide variety of military and non-military products to the government of Iraq and other Middle Eastern, African and Asian countries.

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

For the three months ended March 31, 2009, we reported revenues of $401,856 compared to $78,385 for the three months ended March 31, 2008, an 413% increase.  This increase growth was primarily the result of revenue from a contract to provide optical calibration devices for use in military vehicles and other equipment which was not in effect during 2008.

Operating expenses for the three months ended March 31, 2009 increased to $1,096,570, or 273% of revenues, from $769,975, or 982% of revenues for the three months ended March 31, 2008.  The increase in  operating expenses in total dollars was primarily due to an increase in labor costs associated with the higher revenue level as well as increased sales and marketing activities.

Other expenses, net for the three months ended March 31, 2009, were $50,035 compared to $47,265 during the three months ended March 31, 2008.  This increase was primarily due to higher interest expense caused by higher borrowing levels offset by slightly lower short-term rates.

In that we are in an accumulated loss position, no provision for income taxes is reflected in the financial statements.

Net loss for the three months ended March 31, 2009 increased by 1% to $744,749, or 185% of revenues, from $738,855, or 943% of revenues, during the three months ended March 31, 2008 as a result of the factors described above.

Seasonality and Quarterly Periods

Our business is not seasonal in nature.

Liquidity and Capital Resources

We have historically relied on cash flow from operations, borrowings under credit facilities and loans from related parties to support our operations.  Our financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business.  At March 31, 2009, we had limited liquid resources.  Current liabilities were $4,587,304 and current assets were $406,750.  The difference of $4,180,554 is a working capital deficit, which is primarily the result of losses incurred during the last several years.  These conditions raise doubt as to our ability to continue normal business operations as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Cash used in operating activities for the three months ended March 31, 2009 was $112,197 compared to $465,298 for the three months ended March 31, 2008.  The decrease in cash used is primarily attributable to the fact that $761,000 of deferred revenue was recognized during the three months ended March 31, 2008.

There was no cash used in investing activities during either the three months ended March 31, 2009 or March 31, 2008.

Cash provided by financing activities decreased to $234,661 in the three months ended March 31, 2009 compared to $447,910 in the three months ended March 31, 2008, primarily as a result of the receipt of $1,021,894 in bank loans and lines of credit received in the three months ended March 31, 2008.

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

Future Commitments

We currently have capital lease commitments for computer and office equipment, furniture and fixtures, and inventory.  As of March 31, 2009, the total cost of capitalized leases presented in the accompanying balance sheet amounted to $168,524 for computer and office equipment, and furniture and fixtures, and $260,178 (reduced for impairment to $100,000) for inventory.  Amortization of the capital lease costs, except inventory, is included in depreciation and amortization expense.

In addition, we currently have an operating lease commitment for office space with an unrelated party for the period of five years through November 2010.  Lease expense related to the office space for the three months ended March 31, 2009, and 2008, was $46,885 and $32,335, respectively.

Future noncancellable minimum rental commitments for leases as of March 31, 2009 were as follows:

March 31,	Operating Lease	Capital Leases
2009	$94,787	$64,751
2010	91,406	33,273
Total	$166,193	$98,024

Less – Amount representing interest		(7,017)

Present value of net minimum lease payments		91,007

Less – Current portion		(57,559)

Capital lease obligations, less current portion		$33,448

We have bank lines of credit, third-party short-term debt, and related party notes and loans.  As of March 31, 2009, short-term and long-term debt consisted of the following:

March 31, 2009
Lines of credit with Banks, monthly payments of interest only; interest ranging from prime – 0.75% to prime + 8.%; due on demand; generally insecured, or collateralized by personal residential real estate of director.	$773,513

Short-term promissory notes with unrelated parties; 12% interest; principal and interest due on 10/31/08; collateralized by additional terms of a loan agreement or subordinated secured promissory note, including all assets of the Company subordinated to existing debt, as necessary, EBITDA premium payments also due.	1,010,000

Convertible note – 6% interest; convertible into 250,000 shares of common stock; due October 31, 2008, unsecured; extended to April 23, 2009.	500,000

Short-term promissory notes with related parties; no interest rate or 12% interest; due at various dates through 10/31/09, unsecured or secured by a subordinated lien on assets of the Company; EBITDA premium payments also due.	40,000

Loan from related party, monthly payments of principal and interest; 8.5% interest; due March 2014, unsecured.

Loans from related parties; non-interest bearing; no terms for repayment; unsecured.	147,068

Capital lease obligations, secured.	91,007

Total	2,561,588

Less – Current portion	(2,528,140)

Long-term portion	$33,448

On November 1, 2007, we entered into a loan agreement with the Mikal Group (the “Lender”) to borrow up to $1,000,000.  As of March 31, 2009 and December 31, 2008, we had borrowed $1,000,000 under the loan agreement.  The interest rate on amounts borrowed is 12% per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008; however, we have elected to extend the due date for up to an additional 12 months to October 31, 2009 and accrued but did not pay as required an extension fee of six percent of the principal outstanding plus accrued interest.  The loan is secured by a first lien on all assets of Defense Solutions, subordinated to existing debt, as necessary.

In addition to the loan amounts, accrued interest, and extension fees, and subject to an election made by the Lender, we are required pay to the Lender 25%, up to a maximum of one times the aggregate total amount advanced under the loan agreement by the Lender, of our earnings before interest, taxes, depreciation and amortization (“EBITDA”) realized through December 31, 2009 (the “Revenue Stream Payments”).  We were not obligated to make any Revenue Stream Payments on or prior to October 31, 2008.  No EBITDA had been earned through March 31, 2009 and thus no Revenue Stream Payments were owed through such date.  The Revenue Stream Payments are required to be made to the Lender no later than June 30, 2010, based on the audited financial statements from the relevant calendar year.  As an alternative to the Revenue Stream Payments, the Lender had the right to elect, at its sole discretion at any time prior to October 31, 2008, to receive a warrant which would entitle the Lender to purchase 2,710,071 shares of our Common Stock at an exercise price of $0.0001 per share.  We expect to extend the date by which the election to receive the warrant was required to be made in connection with negotiating a restructuring of the terms of the loan agreement with the Lender; however, as of March 31, 2009, no formal agreement had been reached with respect to the terms of any such restructuring.  Under the terms of the loan agreement, the warrant will be exercisable for a period of seven years from the date of issuance, by means of cash or cancellation of all or a part of the indebtedness under the loan agreement, on a dollar for dollar basis.  The loan agreement grants to the Lender the right to appoint one member of our Board of Directors until the latest of (i) not less than $200,000 is owed in principal under the loan agreement; or (ii) the Lender holds not less than five percent of outstanding Common Stock, on a fully diluted basis.

In November 2007, we issued two subordinated secured promissory notes to lenders to borrow an aggregate of $40,000 for working capital purposes.  The interest rate on the amount borrowed is 12% per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008, however, we obtained an extension on these notes to October 31, 2009. We also accrued but did not pay as required an extension fee of six percent of the principal outstanding plus accrued interest.  The promissory notes are secured by a subordinated lien on our assets.  In addition, the promissory notes entitle the lenders to receive a percentage of our EBITDA earned from the date of the promissory note through December 31, 2009 (regardless of whether the other amounts owed under the promissory notes have been paid) as determined by our Board of Directors, equal to 25% multiplied by the aggregate amount borrowed under the promissory notes, payable in arrears (the “EBITDA payment”).  The first EBITDA payment was due to be made on October 31, 2008 for the period ended September 30, 2008; however, no payment was required as a result of the absence of EBITDA during such period.  No EBITDA payments were due through March 31, 2009 as a result of the absence of positive EBITDA.  Subsequent EBITDA payments are required within thirty days after the end of each successive calendar quarter in respect of the EBITDA earned from the last day on which the prior payment was calculated and ending on the last day of such calendar quarter, and continue until the lenders have received an amount equal to the maximum amount of principal outstanding under the subordinated secured promissory notes.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We believe that our business operations are not exposed to market risk relating to interest rate, foreign currency exchange risk or commodity price risk.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which consists of our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer identified a number of significant deficiencies in our internal control over financial reporting as of December 31, 2008.  These significant deficiencies included:

•
A lack of sufficient resources and an insufficient level of monitoring and oversight, which restricts our ability to gather, analyze and report information relative to the financial statement assertions in a timely manner; and

•
A lack of sufficient resources and an insufficient level of monitoring and oversight, which restricts our ability to gather, analyze and report information relative to the financial statement assertions in a timely manner; and

As a result of the deficiencies described above, we have concluded that, as of March 31, 2009, our internal control over financial reporting was not effective.

Remediation of Significant Deficiencies

We intend to take action to hire additional staff, implement stronger financial reporting systems and software and develop adequate policies and procedures with the expanded staff to ensure all noted significant deficiencies are addressed and resolved.  However, due to our cash flow constraints, the timing of implementing the changes has not yet been determined.

Notwithstanding the significant deficiencies described above, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Change in Internal Control over Financial Reporting

During the quarter ended March 31, 2009, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal controls over financial reporting.

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

Item 1A.  Risk Factors

There has been no material changes to the risk factors disclosed in our Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, we issued 250,000 shares of Common Stock in connection with the conversion of a convertible note in the principal amount of $500,000.  We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with making such issuance.

In April 2009, we issued options to purchase 5,075,000 shares of Common Stock to employees and a consultant.  Of these options, options with respect to 3,275,000 shares have an exercise price of $0.12 per share and options with respect to 1,800,000 shares have an exercise price of $0.13 per share.  We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with this issuance.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters To A Vote Of Security Holders

None

Item 5.  Other Information

None

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

Defense Solutions Holdings, Inc.

Dated: May 19, 2009	By:	/s/ Timothy D. Ringgold
Name: Timothy D. Ringgold
Title: Chief Executive Officer

Dated: May 19, 2009	By:	/s/ David DiFelice
Name: David DiFelice
Title: Chief Financial Officer