Form 10-Q
period 2009-06-30
Defense Solutions Holding, Inc.
filed 2009-08-19
CIK 1413178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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
Yes  ☐    No  ☒

As of August 19, 2009, there were 32,246,066 shares of the Registrant’s common stock outstanding.

DEFENSE SOLUTIONS HOLDING, INC.
f/k/a FLEX RESOURCES CO. LTD.
Form 10-Q

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD)
BALANCE SHEETS
AS OF JUNE 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$12,279	$61,612
Accounts receivable-
Trade ($0 allowance for doubtful
accounts in 2009 and 2008, respectively)	286,268	136,657
Employee	7,850	7,850
Inventory	-	100,000

Total current assets	306,397	306,119

Property and Equipment:
Computer and office equipment	105,290	105,290
Furniture and fixtures	102,928	102,928

	208,218	208,218
Less - Accumulated depreciation and amortization	(127,496)	(109,659)

Net property and equipment	80,722	98,559

Total Assets	$387,119	$404,678

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Current portion of long-term debt and capital lease obligations	$1,049,000	$1,095,924
Checks in excess of bank balance	-	145
Bank lines of credit	773,788	773,552
Convertible promissory note	-	500,000
Accounts payable - Trade	1,165,014	560,429
Accrued liabilities	1,184,453	901,654
Deferred revenues	-	-
Promissory notes - Related parties	40,000	40,000
Convertible promissory note - Related party	88,800	-
Due to related parties	135,637	140,839

Total current liabilities	4,436,692	4,012,543

Long-term Debt, less current portion:
Capital lease obligations	22,202	43,262

Total long-term debt	22,202	43,262

Total liabilities	4,458,894	4,055,805

Commitments and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $0.001 per share; 10,000,000 shares
authorized; zero shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 75,000,000 shares
authorized; 32,108,566 and 31,796,292 shares issued and
outstanding in 2009 and 2008, respectively	32,109	31,796
Stock subscriptions - 500,000 shares of common stock	1,125,000	1,750,000
Less - Stock subscriptions receivable	(600,000)	(1,350,000)
Additional paid-in capital	1,905,438	1,259,262
Accumulated (deficit)	(6,534,322)	(5,342,185)

Total stockholders' (deficit)	(4,071,775)	(3,651,127)

Total Liabilities and Stockholders' (Deficit)	$387,119	$404,678

The accompanying notes to financial statements are
an integral part of these balance sheets.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009, AND 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$686,244	$229,855	$1,088,100	$308,240

Expenses:
Operating, general and administrative	1,042,506	526,445	2,108,642	1,214,550
Stock option compensation expense	-	42,978	21,489	85,956
Depreciation and amortization	8,892	8,892	17,837	17,784
Consulting fees paid by common stock subscribed	-	18,750	-	41,250

Total expenses	1,051,398	597,065	2,147,968	1,359,540

(Loss) from Operations	(365,154)	(367,210)	(1,059,868)	(1,051,300)

Other Income (Expense):
Other income	153	13	480	524
Interest expense and other	(82,387)	(52,784)	(132,749)	(108,060)

Total other income (expense)	(82,234)	(52,771)	(132,269)	(107,536)

Provision for income taxes	-	-	-	-

Net (Loss)	$(447,388)	$(419,981)	$(1,192,137)	$(1,158,836)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.06)	$(0.04)	$(0.16)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	32,033,243	7,160,000	31,915,422	7,160,000

The accompanying notes to financial statements are
an integral part of these statements.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009, AND 2008
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Operating Activities:
Net (loss)	$(1,192,137)	$(1,158,836)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Consulting fees paid by common stock subscribed	-	41,250
Stock option compensation expense	21,489	85,956
Depreciation and amortization	17,837	17,784
Amortization of debt issuance costs	-	15,000
Changes in net assets and liabilities-
Accounts receivable - Trade	(149,611)	840,956
Inventory	100,000	-
Accounts payable - Trade	604,585	(14,270)
Accrued liabilities	282,799	332,222
Deferred revenue	-	(761,000)

Net Cash (Used in) Operating Activities	(315,038)	(600,938)

Investing Activities:
Advance to employees	-	(7,850)

Net Cash (Used in) Investing Activities	-	(7,850)

Financing Activities:
Proceeds from stock subscriptions	250,000	-
Checks in excess of bank balance	(145)	(9,544)
Proceeds from bank loans and lines of credit	1,532	882,158
Payments of principal on bank loans and lines of credit	(1,296)	(734,163)
Debt issuance costs	-	(25,000)
Payments of principal on capital lease obligations	(67,984)	(59,682)
Proceeds from promissory notes	-	500,000
Proceeds from related party long-term loans	-	75,000
Proceeds from promissory notes - Related parties	88,800	-
Payments of principal on promissory notes - Related parties	-	(50,000)
Proceeds from related party loans	-	4,934
Payments on related party loans	(5,202)	(6,385)

Net Cash Provided by Financing Activities	265,705	577,318

Net Increase (Decrease) in Cash and Cash Equivalents	(49,333)	(31,470)

Cash and Cash Equivalents - Beginning of Period	61,612	34,607

Cash and Cash Equivalents - End of Period	$12,279	$3,137

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$26,999	$31,876

Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
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

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

   Interim Financial Statements

The accompanying interim financial statements of DSHI as of June 30, 2009, and December 31, 2008, and for the three and six months ended June 30, 2009, and 2008, are unaudited, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q.  In the opinion of management, the accompanying financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the three months then ended.  The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the operating results for the full year ending December 31, 2009.  The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, including significant accounting policies.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Accounts Receivable

The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable.  As of June 30, 2009, and December 31, 2008, no allowance for doubtful accounts was deemed necessary by management.  While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

   Inventory

Inventory is stated at the lower of cost using the first-in, first-out (FIFO) method or market.  As of June 30, 2009, and December 31, 2008, inventory was stated at a market value of $nil and $100,000, respectively.  The inventory was sold by the Company on April 21, 2009, for $160,000.

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

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

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

   Impairment of Long-Lived Assets

Defense Solutions evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the periods ended June 30, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

    Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

   Advertising and Promotion Costs

Advertising and promotion costs are charged to operations when incurred.  For the six-month periods ended June 30, 2009, and 2008, advertising and promotion costs amounted to $2,607 and $611, respectively.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods ended June 30, 2009, and 2008.

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

   Fair Value of Financial Instruments

Defense Solutions estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of June 30, 2009, and December 31, 2008, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and December 31, 2008, and revenues and expenses for the periods ended June 30, 2009, and 2008.  Actual results could differ from those estimates made by management.

(2)           Operations and Going Concern

The operations of the Company are focused on project management, executive consulting, and business development services to clients in the international defense and homeland security markets related to technology upgrades to modernize armored vehicles; strategic studies, analyses, and evaluation projects.  For the periods ended June 30, 2009, and 2008, the Company has established only limited sources of revenues to cover its operating costs.  It also has significant debt and lease obligations, and has raised only a limited amount of equity.  As such, it has incurred an accumulated deficit, had negative working capital as of June 30, 2009, and December 31, 2008, and its cash resources are insufficient to carry out its business plan.  The Company intends to conduct additional capital formation activities through the issuance of its common stock, and rely upon loans from stockholders and other parties.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

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

(3)           Related Party Transactions

As of June 30, 2009, and December 31, 2008, the Company owed to related parties $135,637 and $140,839, respectively, for various working capital loans received. The loans are unsecured, non-interest bearing, and have no terms for repayment.

As of June 30, 2009, the Company owed to two-related parties a total of $40,000 (December 31, 2008 - $40,000), related to the issuance of two subordinated secured promissory notes.  On each of the subordinated secured promissory notes, the interest rate on the amount borrowed is 12 percent per annum.  The total amount of principal and accrued interest related to the subordinated secured promissory notes was due and payable on October 31, 2008, unless the Company elected to extend the due date for each promissory note for up to an additional 12 months, and pay an extension fee of 6 percent of the principal outstanding plus accrued interest.  The Company elected to extend the due dates of the subordinated secured promissory notes to October 31, 2009, but did not pay any of the extension fees of 6 percent related to such notes.  The 6 percent extension fees due on the subordinated secured promissory notes have been accrued as of June 30, 2009, and December 31, 2008, in the accompanying financial statements.  The promissory notes are each secured by a subordinated lien on the assets of the Company.  In addition, the promissory notes entitle the related-party lenders to receive a percentage of the Company’s EBITDA earned from the date of the promissory notes through December 31, 2009 (regardless of whether the other amounts owed under the promissory notes have been paid) as determined by the Company’s Board of Directors, equal to 25 percent multiplied by the aggregate amounts borrowed under the promissory notes, payable in arrears (the “EBITDA payment”).  The first EBITDA payments were due to be made on October 31, 2008, and such payments were to be made in respect of the EBITDA earned from the date of issuance of the promissory notes through September 30, 2008.  Subsequent EBITDA payments shall be made within thirty days after the end of each successive calendar quarter in respect of the EBITDA earned from the last day on which the prior payment was calculated and ending on the last day of such calendar quarter, and continue until the related-party lenders have received an amount equal to the maximum amount of principal outstanding under the subordinated secured promissory notes.  For the period ended June 30, 2009, no EBITDA payments were made under the terms of the promissory notes due to losses incurred by the Company.

As of June 30, 2009, the Company owed to two related parties a total of $88,000 (December 31, 2008 - $0).  Each note has an option to convert the amount borrowed into common stock at $0.15 per share. This interest rate on the amount borrowed is 8 percent per annum.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

(4)           Long-term Debt and Leases

Leases:

   Capital Leases

The Company currently has capital lease commitments for computer and office equipment, furniture and fixtures, and inventory.  As of June 30, 2009, and December 31, 2008, the total cost of capitalized leases presented in the accompanying balance sheets amounted to $168,524 and $168,524, respectively, for computer and office equipment, and furniture and fixtures, and $0 and $260,178 (reduced for impairment to $100,000 in 2009 and 2008), respectively, for inventory.  Amortization of the capital lease costs, except inventory, is included in depreciation and amortization expense.

   Operating Lease

In addition, the Company currently has an operating lease commitment for office space with an unrelated party for a period of five years through November 2010.  Lease expense related to the office space for the periods ended June 30, 2009, and 2008, was $95,798 and $50,730, respectively.

Future noncancellable minimum rental commitments for leases as of June 30, 2009, were as follows:

June 30,	Operating Lease	Capital Leases
2010	$37,638	$43,664
2011	70,175	22,991

Total	107,813	66,655

Less - Amount representing interest		(5,453)

Present value of net minimum lease payments		61,202

Less - Current portion		(38,999)

Capital lease obligations, less current portion		$22,202

   Short-term and Long-term Debt:

The Company has bank lines of credit, third-party short-term debt, and related party notes and loans.  As of June 30, 2009, and December 31, 2008, short-term and long-term debt consisted of the following:

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)
	2009	2008

Lines of credit with Banks, monthly payments of
interest only; interest ranging from prime - 0.75%
to prime + 8%; due on demand; generally
personally guaranteed by officers and Directors, or
collateralized by personal residential real estate of Directors.	$773,788	$773,552

Short-term promissory notes with unrelated parties;
12% interest; principal and interest due on 10/31/09;
collateralized by additional terms of a loan agreement
or subordinated secured promissory note, including
all assets of the Company subordinated to existing
debt, as necessary; EBITDA premium payments also due.	1,010,000	1,010,000

Convertible note - 6% interest; convertible into 250,000
shares of common stock; due October 31, 2008, unsecured;
extended to April 23, 2009.	-	500,000

Short-term promissory notes with related parties; no
interest rate or 12% interest; due at various dates
through 10/31/09, unsecured or secured by a subordinated
lien on assets of the Company; EBITDA premium payments
also due.	40,000	40,000

Convertible notes with related parties; 8% interest; convertible
at $0.15 per share of common stock	88,800	-

Loans from related parties; non-interest bearing;
no terms for repayment; unsecured.	135,637	140,838

Capital lease obligations, secured.	61,202	129,186

Total	2,109,427	2,593,576

Less - Current portion	(2,087,225)	(2,550,314)

Long-term portion	$22,202	$43,262

On November 1, 2007, Company entered into a loan agreement with a third-party lender (the “Lender”) to borrow up to $1,000,000.  As of June 30, 2009, and December 31, 2008, the Company had borrowed $1,000,000 and $1,000,000, respectively, under the loan agreement.  The interest rate on amounts borrowed is 12 percent per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008.  However, under the terms of the loan agreement, the Company elected to extend the due date for up to an additional 12 months to October 31, 2009, and accrued, but did not pay as required, an extension fee of 6 percent on the principal outstanding plus accrued interest.  The loan is secured by a first lien on all assets of the Company, subordinated to existing debt, as necessary.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

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

On November 30, 2007, the Company issued a subordinated secured promissory note to a third-party lender to borrow $10,000 for working capital purposes.  The interest rate on the amount borrowed is 12 percent per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008, unless extended by the Company for up to an additional 12 months, and the payment of an extension fee of 6 percent of the principal outstanding plus accrued interest.  The Company elected to extend the due date of the subordinated secured promissory note to October 31, 2009, but did not pay any of the extension fees of 6 percent related to such note.  The 6 percent extension fees due on the subordinated secured promissory note has been accrued as of June 30, 2009, and December 31, 2008, in the accompanying financial statements.  The promissory note is secured by a subordinated lien on the assets of the Company.  In addition, the promissory note entitles the lender to receive a percentage of the Company’s EBITDA earned from the date of the promissory note through December 31, 2009 (regardless of whether the other amounts owed under the promissory note have been paid) as determined by the Company’s Board of Directors, equal to 25 percent multiplied by the aggregate amount borrowed under the promissory note, payable in arrears (the “EBITDA payment”).  The first EBITDA payment is due to be made on October 31, 2008, and such payment shall be made in respect of the EBITDA earned from the date of issuance of the promissory note through September 30, 2008.  Subsequent EBITDA payments shall be made within thirty days after the end of each successive calendar quarter in respect of the EBITDA earned from the last day on which the prior payment was calculated and ending on the last day of such calendar quarter, and continue until the third-party lender has received an amount equal to the maximum amount of principal outstanding under the subordinated secured promissory note.

On July 9, 2008, DSI issued an unsecured convertible promissory note to a third party lender in the amount of $500,000 for working capital purposes.  The interest rate on the amount borrowed is 6 percent per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008, and was extended to April 23, 2009.  The lender had the right, at any time prior to the date the note was paid in full, to convert any part or all of the outstanding principal and accrued interest thereon into fully paid and non-assessable shares of common stock at the price of $2.00 per share.  On April 23, 2009, the Company agreed to convert the unsecured convertible promissory note and related accrued interest into 250,000 shares of common stock of the Company, and release the third party lender from any further obligation under its subscription agreement with the Company to buy additional shares of common stock.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
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

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

On November 12, 2008, the Company entered into a stock subscription agreement with a separate third party entity for the purchase of 750,000 shares of common stock for proceeds of $1,500,000.  As of June 30, 2009, the Company had received $150,000 in proceeds as partial payment under the subscription agreement.

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

The fair value of the stock options granted is recognized as compensation over the requisite service period as described above using the Black-Scholes option pricing model.  For the periods ended June 30, 2009, and 2008, the amounts of $21,489 and $85,956, respectively, were recognized as stock option compensation expense.

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

On November 14, 2008, the holders of 1,975,000 options granted pursuant to a stock option plan adopted by DSI prior to the Merger exchanged their options to acquire 5,246,520 shares of common stock at an exercise price of $0.32 per share under the Company Equity Plan.  As of June 30, 2009, a total of 4,178,884 shares of common stock were available for grant under the Equity Plan.

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

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

(6)           Commitments and Contingencies

On June 15, 2007, DSI entered into a one-year consulting agreement with an unrelated third party for strategic, analytic, and advocacy services before the U.S. government, various foreign governments, and commercial businesses.  Terms of the agreement call for the payment of consulting fees amounting to $15,000 per month, with one-half of the monthly fee paid in cash, and the other half paid in the form of 7,500 shares of common stock of the Company value at $1 per share.  For the six months ended June 30, 2008, DSI paid the consultant fees $41,250 in cash.  In addition, DSI recorded 41,250 shares of common stock subscribed but unissued valued at $41,250, under the agreement.  Prior to the Merger in November 2008, DSI issued the subscribed shares to the unrelated third party.

Effective February 1, 2007, DSI entered into a consulting agreement with an unrelated third party for strategic planning services related to business development and tactical planning to attract new clients, capital formation activities, and to position DSI for additional revenue generation and sustained growth.  Terms of the agreement call for the payment of consulting fees of $8,000 per month for approximately 50 hours of consulting time plus bonuses and reimbursement of expenses.  In addition, on November 1, 2007, the consultant was granted 700,000 options to purchase a like number of shares of common stock at an option price of $0.75 per share.  The agreement may be terminated upon 3-months notice to the consultant unless such termination is for cause.  For the six months ended June 30, 2009, and 2008, DSI paid $8,000 and $48,000, respectively, to the consultant for services rendered.

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

Effective January 1, 2008, DSI established the Defense Solutions Inc. 401(k) Plan (the “Retirement Plan”) for the benefit of its employees in saving for retirement.  Employees may enroll in the Retirement Plan as eligible participants as of the first day of their employment.  The Retirement Plan is funded immediately at each payroll payment date through amounts withheld from employees.  DSI may make, but is not obligated to make, contributions to the Retirement Plan, and there were no unfunded liabilities determined as of the date the Retirement Plan was established.  For the six months ended June 30, 2009, a total of $300 in pension expenses was incurred related to the Retirement Plan.

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

Due to cash flow constraints, the Company terminated the employment of 8 employees during the three months ended June 30, 2009. These former employees are owed an aggregate of $467,000 in back pay and deferred compensation and the terminations triggered an obligation to pay an aggregate of $425,000 in severance to the former employees.  The Company has been in negotiations with the employees with respect to an arrangement which would result in the grant of options in lieu of all amounts owed to the employees, and an extension of the period during which options held by the employees at the time of their termination may be exercised.  No assurance can be given that the Company will be successful in reaching an agreement with the former employees.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

(7)           Income Taxes

The provision (benefit) for income taxes for the six months ended June 30, 2009, and December 31, 2008, is as follows (assuming a 23.7 effective tax rate):

	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$176,506	$175,109
Change in valuation allowance	(176,506)	(175,109)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2009, and December 31, 2008, as follows:

	2009	2008

Loss carryforwards	$1,259,858	$1,083,352
Less - Valuation allowance	(1,259,858)	(1,083,352)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended June 30, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2009, and 2008, the Company had approximately $5,315,800 and $3,010,000, respectively in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2029.

(8)           Significant Customers

For the six months ended June 30, 2009, and 2008, the Company had certain customers that accounted for more than 10 percent of total revenues, as follows:

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

	2009	2008
Customer A	$773,290	$-
Customer B	121,475	-
Customer C	120,000	-
Customer D	-	95,900
Customer E	-	76,100
Customer F	-	63,809

(9)           Recent Accounting Pronouncements

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

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

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

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger for an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

Statement 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140” (“SFAS No.166”).  SFAS No.166 revises the derecognition provision of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  It also eliminates the concept of a "qualifying special-purpose entity."

 This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued SFAS 167 "Amendments to FASB Interpretation No. 46(R).”  SFAS No.167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle - a replacement of FASB Statement No. 162" ("SFAS No.168").  SFAS No.168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP).  The Codification does not change GAAP but reorganizes the literature.

DEFENSE SOLUTIONS HOLDING, INC.
(FORMERLY FLEX RESOURCES CO. LTD.)
 NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

SFAS No.168 is effective for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to:  (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the changes(s) in the Codification.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Information

You should read the following discussion and analysis together with the audited financial statements and related notes appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" in our Report on Form 10-K for the fiscal year ended December 31, 2008 or elsewhere in this Report.

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

We are an international project management, executive consulting, and business development firm with branch offices on four continents.  We began operations in 2001, and since that time have built a reputation as a leader in the refurbishment and upgrade of armored vehicles, as well as the provisioning of spare parts and equipment for military and police forces worldwide.  Recently, we have been exploring opportunities to provide products and services necessary to rebuild the Iraqi infrastructure as well as other commodities for which there is a demonstrated demand.  In addition, we conduct program management, business development, and strategic studies in the Defense and Homeland Security markets and have recently been engaged in discussions with representatives of the Iraqi State Oil Marketing Organization to obtain the right to purchase Iraqi oil for resale to refineries; however, no assurance can be given that we will be successful in entering into material agreements with respect to the oil and other opportunities that we are pursuing.

We achieved revenues for the six months ended June 30, 2009 of $1,088,100.  This represents an increase of $779,860 over revenues for the six months ended June 30, 2008. These revenues were primarily generated from the sale of optical devices used to calibrate military vehicles and other equipment.  We believe that we are well positioned in the project management and business development segments of our business to take advantage of significant opportunities that are unfolding in Iraq.  Specifically, the withdrawal of United States and coalition forces is necessitating the re-armament of the Iraqi military.  Having supplied refurbished military equipment previously to Iraq, we believe that we are uniquely positioned to address their ongoing military equipment requirements.  In the coming years, management will endeavor to leverage this expertise and provide a wide variety of military and non-military products to the government of Iraq and other Middle Eastern, African and Asian countries.

Results of Operations

Six months ended June 30, 2009 compared to six months ended June 30, 2008

For the six months ended June 30, 2009, we reported revenues of $1,088,100 compared to $308,240 for the six months ended June 30, 2008, a 253% increase.  This increase growth was primarily the result of revenue from a contract to provide optical calibration devices for use in military vehicles and other equipment which was not in effect during 2008.

Operating expenses for the six months ended June 30, 2009 increased to $2,147,968, or 197.4% of revenues, from $1,359,540, or 441.1% of revenues for the six months ended June 30, 2008.  The increase in operating expenses in total dollars was primarily due to an increase in labor costs associated with the higher revenue level as well as increased sales and marketing activities.

Other expenses, net for the six months ended June 30, 2009, were $132,269 compared to $107,536 during the six months ended June 30, 2008.  This increase was primarily due to higher interest expense caused by higher borrowing levels offset by slightly lower short-term rates.

In that we are in an accumulated loss position, no provision for income taxes is reflected in the financial statements.

Net loss for the six months ended June 30, 2009 increased by 2.9% to $1,192,137, or 110% of revenues, from $1,158,836, or 376% of revenues, during the six months ended June 30, 2008 as a result of the factors described above.

Seasonality and Quarterly Periods

Our business is not seasonal in nature.

Liquidity and Capital Resources

We have historically relied on cash flow from operations, borrowings under credit facilities and loans from related parties to support our operations.  Our financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business.  At June 30, 2009, we had limited liquid resources.  Current liabilities were $4,436,692 and current assets were $306,397.  The difference of $4,130,295 is a working capital deficit, which is primarily the result of losses incurred during the last several years.  These conditions raise doubt as to our ability to continue normal business operations as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our continuation of existence is dependent upon the continued cooperation of our creditors, our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis and fund our operating and capital needs, and our ability to obtain additional financing as may be necessary.  We are currently seeking to raise additional capital through the issuance of securities in private transactions; however, no assurance can be given that we will be successful in raising additional capital  No such securities will be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state laws.  This report shall not constitute an offer to sell or a solicitation of an offer to buy the securities.

Cash used in operating activities for the six months ended June 30, 2009 was $315,038 compared to $600,938 for the six months ended June 30, 2008.  The decrease in cash used is primarily attributable to the fact that $761,000 of deferred revenue was recognized during the six months ended June 30, 2008.

There was no cash used in investing activities during the six months ended June 30, 2009 compared to $7,850 used in investing activities during the six months ended June 30, 2008, which represented an advance to an employee.

Cash provided by financing activities decreased to $265,705 in the six months ended June 30, 2009 compared to $577,318 in the six months ended June 30, 2008, primarily as a result of the receipt of $882,158 in bank loans and lines of credit received, partially offset by $734,163 paid to bank loans and lines of credit, in the six months ended June 30, 2008.

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

Future Commitments

We currently have capital lease commitments for computer and office equipment, furniture and fixtures, and inventory.  As of June 30, 2009, the total cost of capitalized leases presented in the accompanying balance sheet amounted to $168,524 for computer and office equipment. Amortization of the capital lease costs, except inventory, is included in depreciation and amortization expense.

In addition, we currently have an operating lease commitment for office space with an unrelated party for the period of five years through November 2010.  Lease expense related to the office space for the six months ended June 30, 2009 and 2008 was $95,798 and $50,730, respectively.

Future noncancellable minimum rental commitments for leases as of June 30, 2009 were as follows:

June 30,	Operating Lease	Capital Leases

2010	$37,638	$43,664
2011	70,175	22,991

Total	107,813	66,655

Less - Amount representing interest		(5,453)

Present value of net minimum lease payments		61,202

Less - Current portion		(38,999)

Capital lease obligations, less current portion		$22,202

We have bank lines of credit, third-party short-term debt, and related party notes and loans.  As of June 30, 2009, short-term and long-term debt consisted of the following:

2009

Lines of credit with Banks, monthly payments of
interest only; interest ranging from prime - 0.75%
to prime + 8%; due on demand; generally
personally guaranteed by officers and Directors, or
collateralized by personal residential real estate of Directors.	$ 773,788

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

Short-term promissory notes with related parties; no
interest rate or 12% interest; due at various dates
through 10/31/09, unsecured or secured by a subordinated
lien on assets of the Company; EBITDA premium payments
also due.	40,000

Convertible notes with related parties; 8% interest; convertible
at $0.15 per share of common stock	88,800

Loans from related parties; non-interest bearing;
no terms for repayment; unsecured.	135,637

Capital lease obligations, secured.	61,202

Total	2,109,427

Less - Current portion	(2,087,225)

Long-term portion	$22,202

On November 1, 2007, we entered into a loan agreement with the Mikal Group (the “Lender”) to borrow up to $1,000,000.  As of June 30, 2009, we had borrowed $1,000,000 under the loan agreement.  The interest rate on amounts borrowed is 12% per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008; however, we have elected to extend the due date for up to an additional 12 months to October 31, 2009 and accrued but did not pay as required an extension fee of six percent of the principal outstanding plus accrued interest.  The loan is secured by a first lien on all assets of Defense Solutions, subordinated to existing debt, as necessary.

In addition to the loan amounts, accrued interest, and extension fees, and subject to an election made by the Lender, we are required pay to the Lender 25%, up to a maximum of one times the aggregate total amount advanced under the loan agreement by the Lender, of our earnings before interest, taxes, depreciation and amortization (“EBITDA”) realized through December 31, 2009 (the “Revenue Stream Payments”).  We were not obligated to make any Revenue Stream Payments on or prior to October 31, 2008.  No EBITDA had been earned through June 30, 2009 and thus no Revenue Stream Payments were owed through such date.  The Revenue Stream Payments are required to be made to the Lender no later than June 30, 2010, based on the audited financial statements from the relevant calendar year.  As an alternative to the Revenue Stream Payments, the Lender had the right to elect, at its sole discretion at any time prior to October 31, 2008, to receive a warrant which would entitle the Lender to purchase 2,710,071 shares of our Common Stock at an exercise price of $.0001 per share.  We expect to extend the date by which the election to receive the warrant was required to be made in connection with negotiating a restructuring of the terms of the loan agreement with the Lender; however, as ofJune 30, 2009, no formal agreement had been reached with respect to the terms of any such restructuring.  Under the terms of the loan agreement, the warrant will be exercisable for a period of seven years from the date of issuance, by means of cash or cancellation of all or a part of the indebtedness under the loan agreement, on a dollar for dollar basis.  The loan agreement grants to the Lender the right to appoint one member of our Board of Directors until the latest of (i) not less than $200,000 is owed in principal under the loan agreement; or (ii) the Lender holds not less than five percent of outstanding Common Stock, on a fully diluted basis.  (See Note 4 for additional information).

In November 2007, we issued two subordinated secured promissory notes to lenders to borrow an aggregate of $40,000 for working capital purposes.  The interest rate on the amount borrowed is 12% per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008, however, we obtained an extension on these notes to October 31, 2009. We also accrued but did not pay as required an extension fee of six percent of the principal outstanding plus accrued interest.  The promissory notes are secured by a subordinated lien on our assets.  In addition, the promissory notes entitle the lenders to receive a percentage of our EBITDA earned from the date of the promissory note through December 31, 2009 (regardless of whether the other amounts owed under the promissory notes have been paid) as determined by our Board of Directors, equal to 25% multiplied by the aggregate amount borrowed under the promissory notes, payable in arrears (the “EBITDA payment”).  The first EBITDA payment was due to be made on October 31, 2008 for the period ended September 30, 2008; however, no payment was required as a result of the absence of EBITDA during such period.  No EBITDA payments were due through June 30, 2009 as a result of the absence of positive EBITDA.  Subsequent EBITDA payments are required within thirty days after the end of each successive calendar quarter in respect of the EBITDA earned from the last day on which the prior payment was calculated and ending on the last day of such calendar quarter, and continue until the lenders have received an amount equal to the maximum amount of principal outstanding under the subordinated secured promissory notes.

Due to cash flow constraints, the Company terminated the employment of 8 employees during the three months ended June 30, 2009. These former employees are owed an aggregate of $467,000 in back pay and deferred compensation and the terminations triggered an obligation to pay an aggregate of $425,000 in severance to the former employees.  The Company has been in negotiations with the employees with respect to an arrangement which would result in the grant of options in lieu of all amounts owed to the employees, and an extension of the period during which options held by the employees at the time of their termination may be exercised.  No assurance can be given that the Company will be successful in reaching an agreement with the former employees.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

We believe that our business operations are not exposed to market risk relating to interest rate, foreign currency exchange risk or commodity price risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
The limited size of our accounting department makes it impracticable to achieve an appropriate segregation of duties and to implement the formal documented closing and reporting calendar and checklists in a timely manner on a consistent basis.

As a result of the deficiencies described above, we have concluded that, as of June 30, 2009, our internal control over financial reporting was not effective.

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

Change in Internal Control over Financial Reporting

During the quarter ended June 30, 2009, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Report on Form 10-K for the year ended December 31, 2008.

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

Defense Solutions Holding, Inc.

Dated: August 19, 2009	By:	/s/ Timothy D. Ringgold
Name:Timothy D. Ringgold
Title:Chief Executive Officer

Dated: August 19, 2009	By:	/s/ David DiFelice
Name:David DiFelice
Title:Chief Financial Officer