Form 10-Q
period 2009-09-30
Defense Solutions Holding, Inc.
filed 2009-11-23
CIK 1413178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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
Yes  ☐    No  ☒

As of November 23, 2009, there were 34,246,066 shares of the Registrant’s common stock outstanding.

DEFENSE SOLUTIONS HOLDING, INC.
f/k/a FLEX RESOURCES CO. LTD.
Form 10-Q

DEFENSE SOLUTIONS HOLDING, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Unaudited)

	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$8,783	$61,612
Accounts receivable-
Trade ($0 allowance for doubtful
accounts in 2009 and 2008, respectively)	125,477	136,657
Employee	12,063	7,850
Inventory	-	100,000
Total current assets	146,323	306,119

Property and Equipment:
Computer and office equipment	105,290	105,290
Furniture and fixtures	102,928	102,928
	208,218	208,218
Less - Accumulated depreciation and amortization	(136,389)	(109,659)
Net property and equipment	71,829	98,559
Total Assets	$218,152	$404,678

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Current portion of long-term debt and capital lease obligations	$1,288,852	$1,095,924
Checks in excess of bank balance	-	145
Bank lines of credit	773,552	773,552
Convertible promissory note	-	500,000
Accounts payable - Trade	649,879	560,429
Accrued liabilities	1,209,578	901,654
Deferred revenues	-	-
Promissory notes - Related parties	39,000	40,000
Due to related parties	132,949	140,839
Total current liabilities	4,093,810	4,012,543

Long-term Debt, less current portion:
Capital lease obligations	11,786	43,262
Total long-term debt	11,786	43,262
Total liabilities	4,105,596	4,055,805

Commitments and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; zero shares issued and outstanding
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 32,108,566 shares and 31,796,292 shares issued and outstanding in 2009 and 2008, respectively	32,171	31,796
Stock subscriptions - 875,000 shares of common stock	1,125,000	1,750,000
Less - Stock subscriptions receivable	(600,000)	(1,350,000)
Additional paid-in capital	1,905,376	1,259,262
Accumulated (deficit)	(6,349,991)	(5,342,185)
Total stockholders' (deficit)	(3,887,444)	(3,651,127)
Total Liabilities and Stockholders' (Deficit)	$218,152	$404,678

		$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

DEFENSE SOLUTIONS HOLDING, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$126,984	$126,686	$1,215,084	$434,926

Expenses:
Operating, general and administrative	(107,618)	617,914	2,001,024	1,832,464
Stock option compensation expense	-	-	21,489	85,956
Depreciation and amortization	88,892	8,892	26,729	26,676
Consulting fees paid by common stock subscribed	-	-	-	41,250

Total expenses	(98,726)	626,806	2,049,242	1,986,346

Profit (Loss) from Operations	225,710	(500,120)	(834,158)	1,551,420

Other Income (Expense):
Other income	44	192	524	716
Interest expense and other	(41,423)	(32,506)	(174,172)	(140,566)

Total other income (expense)	(41,379)	(32,314)	(173,648)	(139,850)

Provision for income taxes	-	-	-	-

Net Profit (Loss)	$184,331	$(532,434)	$(1,007,806)	$(1,691,270)

Profit (Loss) Per Common Share:
Profit (Loss) per common share - Basic and Diluted	$0.01	$(0.07)	$(0.03)	$(0.24)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	32,108,566	7,160,000	31,979,803	7,160,000

The accompanying notes to financial statements are
an integral part of these statements.

DEFENSE SOLUTIONS HOLDING, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Operating Activities:
Net (loss)	$(1,007,806)	$(1,691,270)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Consulting fees paid by common stock subscribed	-	-
Stock option compensation expense	21,489	85,956
Depreciation and amortization	26,729	26,676
Amortization of debt issuance costs		22,500
Changes in net assets and liabilities-
Accounts receivable – Trade	11,180	825,088
Inventory	100,000	-
Accounts payable - Trade	89,450	431,699
Accrued liabilities	307,924	(9,116)
Deferred revenue	-	(761,000)

Net Cash (Used in) Operating Activities	(451,034)	(1,069,467)

Investing Activities:
Advances to Employees	(4,213)	(7,850)
Net Cash (Used in) Investing Activities	(4,213)	(7,850)

Financing Activities:
Proceeds from stock subscriptions	250,000	90,000
Checks in excess of bank balance	(145)	(11,413)
Proceeds from bank loans and lines of credit		860,386
Payments of principal on bank loans and lines of credit		(643,555)
Debt issuance costs		(25,000)
Payments of principal on capital lease obligations	(77,347)	(90,143)
Proceeds from the issuance of promissory notes	238,800	1,000,000
Payments of principal on promissory notes - Related parties	(1,000)	(50,000)
Proceeds from related party loans		6,006
Payments on related party loans	(7,890)	(9,763)

Net Cash Provided by Financing Activities	402,416	1,126,518

Net Increase (Decrease) in Cash and Cash Equivalents	(52,829)	49,201

Cash and Cash Equivalents - Beginning of Period	61,612	34,607

Cash and Cash Equivalents - End of Period	$8,783	$83,808

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$38,681	$44,955
Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

DEFENSE SOLUTIONS HOLDING, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
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
 NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

On August 21, 2008, DSI organized and incorporated Defense Solutions Guinea SARL in the Republic of Guinea, West Africa, as a wholly owned subsidiary.  Effective December 31, 2008, the Company discontinued the development stage activities of this subsidiary.

   Interim Financial Statements

The accompanying interim financial statements of DSHI as of September 30, 2009, and for the three and nine months ended September 30, 2009, and 2008, are unaudited, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q.  In the opinion of management, the accompanying financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the three months then ended.  The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the operating results for the full year ending December 31, 2009.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, including significant accounting policies.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Accounts Receivable

The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable.  As of September 30, 2009, and December 31, 2008, no allowance for doubtful accounts was deemed necessary by management.  While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

   Inventory

Inventory is stated at the lower of cost using the first-in, first-out (FIFO) method or market.  As of September 30, 2009, and December 31, 2008, inventory was stated at a market value of $0 and $100,000, respectively.  The inventory was sold by the Company on April 21, 2009, for $160,000.

DEFENSE SOLUTIONS HOLDING, INC.
 NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
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
 NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

   Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases.  Assets recorded under capital leases are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

   Impairment of Long-Lived Assets

Defense Solutions evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the periods ended September 30, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

    Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

   Advertising and Promotion Costs

Advertising and promotion costs are charged to operations when incurred.  For the periods ended September 30, 2009, and 2008, advertising and promotion costs amounted to $3,210 and $316, respectively.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2009, and 2008.

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

DEFENSE SOLUTIONS HOLDING, INC.
 NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

   Fair Value of Financial Instruments

Defense Solutions estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of September 30, 2009, and December 31, 2008, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and December 31, 2008, and revenues and expenses for the periods ended September 30, 2009, and 2008.  Actual results could differ from those estimates made by management.

(2)           Operations and Going Concern

The operations of the Company are focused on project management, executive consulting, and business development services to clients in the international defense and homeland security markets related to technology upgrades to modernize armored vehicles; strategic studies, analyses, and evaluation projects.  For the periods ended September 30, 2009, and 2008, the Company has established only limited sources of revenues to cover its operating costs.  It also has significant debt and lease obligations, and has raised only a limited amount of equity.  As such, it has incurred an accumulated deficit, had negative working capital as of September 30, 2009, and December 31, 2008, and its cash resources are insufficient to carry out its business plan.  The Company intends to conduct additional capital formation activities through the issuance of its common stock, and rely upon loans from stockholders and other parties.

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

DEFENSE SOLUTIONS HOLDING, INC.
 NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(3)           Related Party Transactions

As of September 30, 2009, and December 31, 2008, the Company owed to related parties $132,949 and $140,839, respectively, for various working capital loans received. The loans are unsecured, non-interest bearing, and have no terms for repayment.

As of September 30, 2009, and December 31, 2008, the Company owed to two-related parties a total of $40,000 related to the issuance of two subordinated secured promissory notes.  On each of the subordinated secured promissory notes, the interest rate on the amount borrowed is 12 percent per annum.  The total amount of principal and accrued interest related to the subordinated secured promissory notes was due and payable on October 31, 2008, unless the Company elected to extend the due date for each promissory note for up to an additional 12 months, and pay an extension fee of 6 percent of the principal outstanding plus accrued interest.  The Company elected to extend the due dates of the subordinated secured promissory notes to October 31, 2009, but did not pay any of the extension fees of 6 percent related to such notes.  The 6 percent extension fees due on the subordinated secured promissory notes have been accrued as of September 30, 2009, and December 31, 2008, in the accompanying financial statements.  The promissory notes are each secured by a subordinated lien on the assets of the Company.  In addition, the promissory notes entitle the related-party lenders to receive a percentage of the Company’s EBITDA earned from the date of the promissory notes through December 31, 2009 (regardless of whether the other amounts owed under the promissory notes have been paid) as determined by the Company’s Board of Directors, equal to 25 percent multiplied by the aggregate amounts borrowed under the promissory notes, payable in arrears (the “EBITDA payment”).  The first EBITDA payments were due to be made on October 31, 2008, and such payments were to be made in respect of the EBITDA earned from the date of issuance of the promissory notes through September 30, 2008.  Subsequent EBITDA payments shall be made within thirty days after the end of each successive calendar quarter in respect of the EBITDA earned from the last day on which the prior payment was calculated and ending on the last day of such calendar quarter, and continue until the related-party lenders have received an amount equal to the maximum amount of principal outstanding under the subordinated secured promissory notes.  For the period ended September 30, 2009, no EBITDA payments were made under the terms of the promissory notes due to losses incurred by the Company.

As of September 30, 2009, the Company owed to unrelated parties a total of $238,800 (December 31, 2008 - $0).  Each note has an option to convert the amount borrowed into common stock at $0.15 per share.  This interest rate on the amount borrowed is 8 percent per annum.

(4)           Long-term Debt and Leases

Leases:

   Capital Leases

The Company currently has capital lease commitments for computer and office equipment, furniture and fixtures, and inventory.  As of September 30, 2009, and December 31, 2008, the total cost of capitalized leases presented in the accompanying balance sheets amounted to $168,524 and $168,524, respectively, for computer and office equipment, and furniture and fixtures, and $0 and $260,178 (reduced for impairment to $100,000 in 2009 and 2008), respectively, for inventory.  Amortization of the capital lease costs, except inventory, is included in depreciation and amortization expense.

DEFENSE SOLUTIONS HOLDING, INC.
 NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

   Operating Lease

In addition, the Company currently has an operating lease commitment for office space with an unrelated party for a period of five years through November 2010.  Lease expense related to the office space for the periods ended September 30, 2009, and 2008, was $132,579 and $74,971, respectively.

Future noncancellable minimum rental commitments for leases as of September 30, 2009, were as follows:

   Short-term and Long-term Debt:

The Company has bank lines of credit, third-party short-term debt, and related party notes and loans.  As of September 30, 2009, and December 31, 2008, short-term and long-term debt consisted of the following:

DEFENSE SOLUTIONS HOLDING, INC.
 NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

	2009	2008

Lines of credit with Banks, monthly payments of interest only; interest ranging from prime - 0.75% to prime + 8%; due on demand; generally personally guaranteed by officers and Directors, or collateralized by personal residential real estate of Directors.	$773,552	$773,552

Short-term promissory notes with unrelated parties; 12% interest; principal and interest due on 10/31/09; collateralized by additional terms of a loan agreement or subordinated secured promissory note, including all assets of the Company subordinated to existing debt, as necessary; EBITDA premium payments also due.	1,248,800	1,010,000

Convertible note - 6% interest; convertible into 250,000 shares of common stock; due October 31, 2008, unsecured; extended to April 23, 2009.	-	500,000

Short-term promissory notes with related parties; no interest rate or 12% interest; due at various dates through 10/31/09, unsecured or secured by a subordinated lien on assets of the Company; EBITDA premium payments also due.	39,000	40,000

Loans from related parties; non-interest bearing; no terms for repayment; unsecured.	132,949	140,839

Capital lease obligations, secured.	51,838	129,186

Total	2,246,139	2,593,577

Less - Current portion	(2,234,353)	(2,550,315)

Long-term portion	$11,786	$43,262

On November 1, 2007, Company entered into a loan agreement with a third-party lender (the “Lender”) to borrow up to $1,000,000.  As of September 30, 2009, and 2008, the Company had borrowed $1,000,000 and $1,000,000, respectively, under the loan agreement.  The interest rate on amounts borrowed is 12 percent per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008.  However, under the terms of the loan agreement, the Company elected to extend the due date for up to an additional 12 months to October 31, 2009, and accrued, but did not pay as required, an extension fee of 6 percent on the principal outstanding plus accrued interest.  The loan is secured by a first lien on all assets of the Company, subordinated to existing debt, as necessary.

DEFENSE SOLUTIONS HOLDING, INC.
 NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

In addition to the loan amounts, accrued interest, and extension fees, and subject to an election made by the Lender, the Company shall pay to the Lender 25 percent, up to a maximum of one times the aggregate total amount advanced under the loan agreement by the Lender, of the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) realized through December 31, 2009 (the “Revenue Stream Payments”).  The Company was not obligated to make any Revenue Stream Payments on or prior to October 31, 2008.  The Revenue Stream Payments shall be made by the Company to the Lender no later than September 30, 2010, based on the audited financial statements from the relevant calendar year.  As an alternative to the Revenue Stream Payments, the Lender was able to elect, at its sole discretion, at any time on or prior to October 31, 2008, to have a warrant issued whereby each $100,000 advanced to the Company under the loan agreement shall entitle the Lender to purchase such number of shares of common stock of the Company representing one percent of the Company’s issued and outstanding capital stock, on a fully diluted basis, at an exercise price per share equal to the par value of the Company’s common stock ($0.001 per share).  The warrant was exercisable for a period of seven years from the date of issuance, by means of cash or cancellation of all or a part of the indebtedness under the loan agreement, on a dollar for dollar basis.  As of October 31, 2008, the Lender did not elect to have the warrant issued.

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
 NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
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

In November 2008, the Company commenced a capital formation activity through a Private Placement Offering (“PPO”) to raise capital through the issuance of up to 3,500,000 shares of common stock, par value $0.001 per share.  At or about the time of the closing of the Merger, the Company completed the initial closing of the PPO pursuant to which it sold to subscribers 125,000 shares of its common stock for an aggregate purchase price of $250,000, or $2.00 per share.  The Company sold an additional 75,000 shares in connection with the PPO in December 2008 and received proceeds of $150,000 in connection with such sale.  As of September 30, 2009, the 200,000 shares of common stock sold In the PPO had not been issued, and the proceeds received by the Company are reflected as common stock subscribed in the accompanying financial statements.

DEFENSE SOLUTIONS HOLDING, INC.
 NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
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

On November 12, 2008, the Company entered into a stock subscription agreement with a third party entity for the purchase of 500,000 shares of common stock for proceeds of $1,000,000 in connection with the PPO.  The third party entity paid $250,000 under the subscription agreement for the purchase of 125,000 shares of common stock on or about November 14, 2008.  In addition, on July 9, 2008, DSI also issued to the same entity an unsecured convertible promissory note in the amount of $500,000 as described in Note 4 above.  On April 23, 2009, the Company agreed to convert the unsecured convertible promissory note and related accrued interest into 250,000 shares of common stock of the Company, and release the third party lender from any further obligation under its subscription agreement with the Company to buy additional shares of common stock.  The accompanying financial statements present as of September 30, 2009, the cancellation of the stock subscription agreement to purchase an additional 375,000 shares of common stock for proceeds of $750,000 that was effected on April 23, 2009.

On November 12, 2008, the Company entered into a stock subscription agreement with a separate third party entity for the purchase of 750,000 shares of common stock for proceeds of $1,500,000.  As of September 30, 2009, the Company had received $150,000 in proceeds as partial payment under the subscription agreement.

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

December 31, 2007                                                          100,000 shares
December 31, 2008                                                          200,000 shares
December 31, 2009                                                          200,000 shares

The fair value of the stock options granted is recognized as compensation over the requisite service period as described above using the Black-Scholes option pricing model.  For the periods ended September 30, 2009, and 2008, the amounts of $21,489 and $85,956, respectively, were recognized as stock option compensation expense.

DEFENSE SOLUTIONS HOLDING, INC.
 NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
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

On November 14, 2008, the holders of 1,975,000 options granted pursuant to a stock option plan adopted by DSI prior to the Merger exchanged their options to acquire 5,246,520 shares of common stock at an exercise price of $.32 per share under the Company Equity Plan.  As of September 30, 2009, a total of 4,178,884 shares of common stock were available for grant under the Equity Plan.

On April 13, 2009, the Company granted 5,075,000 options to purchase a like number of shares of common stock under the Equity Plan to employees and a consultant.  With respect to the options granted, 3,275,000 options have an exercise price of $0.12 per share, and 1,800,000 options have an exercise price of $0.13 per share.  Further 1,650,000 of the options granted vested on the date of grant, and one half of the 3,425,000 options will vest on each of December 31, 2009 and December 31, 2010, respectively.  Of the options granted, 3,725,000 are ISO’s, and 1,350,000 are NSO’s.

On July 6, 2009, in conjunction with separation agreements being executed with four former employees and one consultant, the Company granted options with respect to an aggregate 592,673 shares of common stock.  These options were granted as part of a settlement whereby these individuals surrendered their rights to deferred compensation and severance pay in exchange for stock options that are exercisable within two years of the date of grant at an exercise price of $0.17 per share.  Included among the individuals who entered into the separation agreements was the Company’s former President and Chief Operating Officer.

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

DEFENSE SOLUTIONS HOLDING, INC.
 NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

Due to cash flow constraints, the Company terminated the employment of 8 employees during the three months ended June 30, 2009.  These former employees are owed an aggregate of $467,000 in back pay and deferred compensation and the termination triggered an obligation to pay an aggregate of $425,000 in severance to the former employees.

(7)           Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2009, and December 31, 2008, is as follows (assuming a 23.7 effective tax rate):

DEFENSE SOLUTIONS HOLDING, INC.
 NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$238,850	$175,109
Change in valuation allowance	(238,850)	(175,109)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2009, and December 31, 2008, as follows:

	2009	2008

Loss carryforwards	$1,322,202	$1,083,352
Less - Valuation allowance	(1,322,202)	(1,083,352)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2009, and 2008, the Company had approximately $5,578,900 and $4,571,000 respectively in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2029.

DEFENSE SOLUTIONS HOLDING, INC.
 NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(8)           Significant Customers

For the nine months ended September 30, 2009, and 2008, the Company had certain customers that accounted for more than 10 percent of total revenues, as follows:

	2009	2008
Customer A	$876,395	$-
Customer B	145,354	55,457
Customer C	120,000	-
Customer D	-	134,853
Customer E	-	76,100
Customer F	-	81,684

(9)           Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

●	Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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

DEFENSE SOLUTIONS HOLDING, INC.
 NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

DEFENSE SOLUTIONS HOLDING, INC.
 NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

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

DEFENSE SOLUTIONS HOLDING, INC.
 NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

(10)           Subsequent Event

On October 29, 2009, the Company issued a  warrants to purchase 2,000,000 share of Common Stock to an unrelated party.  The warrant was exercised effective that same date at the per share exercise price of $0.01 per share.  The warrant was issued in conjunction with consulting services being provided to the Company.

For the purposes of these financial statements, the Company has evaluated subsequent events occurring between the end of its fiscal quarter ended September 30, 2009 and November 23, 2009, which is the date these financial statements were issued.

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

We are an international project management, executive consulting, and business development firm with branch offices on four continents.  We began operations in 2001, and since that time have built a reputation as a leader in the refurbishment and upgrade of armored vehicles, as well as the provisioning of spare parts and equipment for military and police forces worldwide.  In addition, we conduct program management, business development, and strategic studies in the Defense and Homeland Security markets.  We have recently begun to represent U.S. and Asian oil refineries to secure oil contracts and have been engaged in discussions with representatives of the IRAQI State Oil Marketing Organization to obtain the right to purchase Iraqi oil for resale to the refineries; however, no assurance can be given that we will be successful in entering into material agreements with respect to the oil and other opportunities we are pursuing.

We achieved revenues for the nine months ended September 30, 2009 of $1,215,084.  This represents an increase of $780,158 over revenues for the nine months ended September 30, 2008.  These revenues were primarily generated from the sale of optical devices used to calibrate military vehicles and other equipment.  We believe that we are well positioned in the project management and business development segments of our business to take advantage of significant opportunities that are unfolding in Iraq.  Specifically, the withdrawal of United States and coalition forces is necessitating the re-armament of the Iraqi military.  Having supplied refurbished military equipment previously to Iraq, we believe that we are uniquely positioned to address their ongoing military equipment requirements.  In the coming years, management will endeavor to leverage this expertise and provide a wide variety of military and non-military products to the government of Iraq and other Middle Eastern, African and Asian countries.

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008

For the three months ended September 30, 2009, we had revenues of $126,984 compared to $126,686 for the three months ended September 30, 2008.

Operating expenses for the three months ended September 30, 2009 were $(98,726) from $626,806, or 495% of revenues for the three months ended September 30, 2008.  The negative operating expenses in total dollars were primarily due to the reversal of an accrual for deferred compensation that was eliminated in connection with separation agreements reached with terminated employees.

Other expenses, net for the three months ended September 30, 2009, were $41,379 compared to $32,314 during the three months ended September 30, 2008.  This increase was primarily due to higher interest expense caused by higher borrowing levels offset by slightly lower short-term rates.

Given that we are in an accumulated loss position, no provision for income taxes is reflected in the financial statements.

Net profit for the three months ended September 30, 2009 was $184,331, or 145% of revenues, from a net loss of $(532,434), or 420% of revenues, during the three months ended September 30, 2008 as a result of the factors described above.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

For the nine months ended September 30, 2009, we reported revenues of $1,215,084 compared to $434,926 for the nine months ended September 30, 2008, 1 179% increase.  This increase growth was primarily the result of revenue from a contract to provide optical calibration devices for use in military vehicles and other equipment which was not in effect during 2008.

Operating expenses for the nine months ended September 30, 2009 increased to $2,049,242, or 169% of revenues, from $1,986,346, or 457% of revenues for the nine months ended September 30, 2008.  The increase in  operating expenses in total dollars was primarily due to an increase in labor costs associated with the higher revenue level as well as increased sales and marketing activities.

Other expenses, net for the nine months ended September 30, 2009, were $173,648 compared to $139,850 during the nine months ended September 30, 2008.  This increase was primarily due to higher interest expense caused by higher borrowing levels offset by slightly lower short-term rates.

Given that we are in an accumulated loss position, no provision for income taxes is reflected in the financial statements.

Net loss for the nine months ended September 30, 2009 decreased by 40% to $1,007,806, or 83% of revenues, from $1,691,270, or 389% of revenues, during the nine months ended September 30, 2008 as a result of the factors described above.

Seasonality and Quarterly Periods

Our business is not seasonal in nature.

Liquidity and Capital Resources

We have historically relied on cash flow from operations, borrowings under credit facilities and loans from related parties to support our operations.  Our financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business.  At September 30, 2009, we had limited liquid resources.  Current liabilities were $4,093,810 and current assets were $146,323.  The difference of $3,947,487 is a working capital deficit, which is primarily the result of losses incurred during the last several years.  These conditions raise doubt as to our ability to continue normal business operations as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our continuation of existence is dependent upon the continued cooperation of our creditors, our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis and fund our operating and capital needs, and our ability to obtain additional financing as may be necessary.  We are currently seeking to raise additional capital through the issuance of securities in private transactions; however, no assurance can be given that we will be successful in raising additional capital.  No such securities will be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state laws.  This report shall not constitute an offer to sell or a solicitation of an offer to buy the securities.

Cash used in operating activities for the nine months ended September 30, 2009 was $451,034 compared to $1,069,467 for the nine months ended September 30, 2008.  The decrease in cash used is primarily attributable to the fact that $761,000  of deferred revenue was recognized during the nine months ended September 30, 2008.

There was $4,213 used in investing activities during either the nine months ended September 30, 2009 compared to $7,850 used in investing activities during the nine months ended September 30, 2008, which represented advances to employees.

Cash provided by financing activities decreased to $402,418 in the nine months ended September 30, 2009 compared to $1,126,518 in the nine months ended September 30, 2008, primarily as a result of the receipt of $1,000,000 in proceeds from the issuance of two promissory notes in the nine months ended September 30, 2008.

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

Future Commitments

We currently have capital lease commitments for computer and office equipment, furniture and fixtures, and inventory.  As of September 30, 2009, the total cost of capitalized leases presented in the accompanying balance sheet amounted to $168,524 for computer and office equipment.  Amortization of the capital lease costs, except inventory, is included in depreciation and amortization expense.

In addition, we currently have an operating lease commitment for office space with an unrelated party for the period of five years through November 2010.  Lease expense related to the office space for the nine months ended September 30, 2009, and 2008, was $132,579 and $74,971, respectively.

Future noncancellable minimum rental commitments for leases as of September 30, 2009 were as follows:

September 30,	Operating Lease	Capital Leases
2009	$24,751	$10,918
2010	91,406	41,231
2011	0	3,595

Total	$116,157	$55,743
Less – Amount representing interest		(3,905)

Present value of net minimum lease payments		51,838

Less – Current portion		(40,052)

Capital lease obligations, less current portion		$11,786

We have bank lines of credit, third-party short-term debt, and related party notes and loans.  As of September 30, 2009, short-term and long-term debt consisted of the following:

September 30, 2009
Lines of credit with Banks, monthly payments of interest only; interest ranging from prime – 0.75% to prime + 8.%; due on demand; generally insecured, or collateralized by personal residential real estate of director.	$773,552

Short-term promissory notes with unrelated parties; 12% interest; principal and interest due on 10/31/08; collateralized by additional terms of a loan agreement or subordinated secured promissory note, including all assets of the Company subordinated to existing debt, as necessary, EBITDA premium payments also due.	1,248,000

Convertible note – 6% interest; convertible into 250,000 shares of common stock; due October 31, 2008, unsecured; extended to April 23, 2009.	0

Short-term promissory notes with related parties; no interest rate or 12% interest; due at various dates through 10/31/09, unsecured or secured by a subordinated lien on assets of the Company; EBITDA premium payments also due.	39,000

Loan from related party, monthly payments of principal and interest; 8.5% interest; due March 2014, unsecured.

Loans from related parties; non-interest bearing; no terms for repayment; unsecured.	132,949

Capital lease obligations, secured.	51,838

Total	2,246,139

Less – Current portion	(2,234,353)

Long-term portion	$11,786

On November 1, 2007, we entered into a loan agreement with the Mikal Group (the “Lender”) to borrow up to $1,000,000.  As of September 30, 2009, we had borrowed $1,000,000 under the loan agreement.  The interest rate on amounts borrowed is 12% per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008; however, we have elected to extend the due date for up to an additional 12 months to October 31, 2009, and accrued but did not pay as required an extension fee of six percent of the principal outstanding plus accrued interest.  The loan is secured by a first lien on all assets of Defense Solutions, subordinated to existing debt, as necessary.

In addition to the loan amounts, accrued interest, and extension fees, and subject to an election made by the Lender, we are required pay to the Lender 25%, up to a maximum of one times the aggregate total amount advanced under the loan agreement by the Lender, of our earnings before interest, taxes, depreciation and amortization (“EBITDA”) realized through December 31, 2009 (the “Revenue Stream Payments”).  We were not obligated to make any Revenue Stream Payments on or prior to October 31, 2008.  No EBITDA had been earned through September 30, 2009 and thus no Revenue Stream Payments were owed through such date.  The Revenue Stream Payments are required to be made to the Lender no later than September 30, 2010, based on the audited financial statements from the relevant calendar year.  As an alternative to the Revenue Stream Payments, the Lender had the right to elect, at its sole discretion at any time prior to October 31, 2008, to receive a warrant which would entitle the Lender to purchase 2,710,071 shares of our Common Stock at an exercise price of $.0001 per share.  We expect to extend the date by which the election to receive the warrant was required to be made in connection with negotiating a restructuring of the terms of the loan agreement with the Lender; however, as of September 30, 2009, no formal agreement had been reached with respect to the terms of any such restructuring.  Under the terms of the loan agreement, the warrant will be exercisable for a period of seven years from the date of issuance, by means of cash or cancellation of all or a part of the indebtedness under the loan agreement, on a dollar for dollar basis.  The loan agreement grants to the Lender the right to appoint one member of our Board of Directors until the latest of (i) not less than $200,000 is owed in principal under the loan agreement; or (ii) the Lender holds not less than five percent of outstanding Common Stock, on a fully diluted basis.  (See Note 4 for additional information).

In November 2007, we issued two subordinated secured promissory notes to lenders to borrow an aggregate of $40,000 for working capital purposes.  The interest rate on the amount borrowed is 12% per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008, however, we obtained an extension on these notes to October 31, 2009. We also accrued but did not pay as required an extension fee of six percent of the principal outstanding plus accrued interest.  The promissory notes are secured by a subordinated lien on our assets.  In addition, the promissory notes entitle the lenders to receive a percentage of our EBITDA earned from the date of the promissory note through December 31, 2009 (regardless of whether the other amounts owed under the promissory notes have been paid) as determined by our Board of Directors, equal to 25% multiplied by the aggregate amount borrowed under the promissory notes, payable in arrears (the “EBITDA payment”).  The first EBITDA payment was due to be made on October 31, 2008 for the period ended September 30, 2008; however, no payment was required as a result of the absence of EBITDA during such period.  No EBITDA payments were due through September 30, 2009 as a result of the absence of positive EBITDA.  Subsequent EBITDA payments are required within thirty days after the end of each successive calendar quarter in respect of the EBITDA earned from the last day on which the prior payment was calculated and ending on the last day of such calendar quarter, and continue until the lenders have received an amount equal to the maximum amount of principal outstanding under the subordinated secured promissory notes.

Due to cash flow constraints, we terminated the employment of 8 employees during the three months ended September 30, 2009. These former employees were owed an aggregate of $467,000 in back pay and deferred compensation and the terminations triggered an obligation to pay an aggregate of $425,000 in severance to the former employees.  On July 6, 2009, in conjunction with separation agreements being executed with four of the former employees and one consultant, we granted options with respect to an aggregate 592,673 shares of Common Stock.  These options were granted as part of a settlement whereby the these individuals surrendered their rights to deferred compensation and severance pay in exchange for stock options that are exercisable within two years of the date of grant at an exercise price of $0.17 per share.

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
A lack of sufficient resources and an insufficient level of monitoring and oversight, which restricts our ability to gather, analyze and report information relative to the financial statement assertions in a timely manner; and

As a result of the deficiencies described above, we concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.

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

Change in Internal Control over Financial Reporting

During the quarter ended September 30, 2009, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal controls over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On October 29, 2009, we issued a  warrants to purchase 2,000,000 share of Common Stock to an unrelated party.  The warrant was exercised effective that same date at the per share exercise price of $0.01 per share.  The warrant was issued in conjunction with consulting services being provided to us.  We relied upon the exemption provided by Section 4(2) in connection with such issuances.

On July 6, 2009, in conjunction with separation agreements being executed with four former employees and one consultant, we granted options with respect to an aggregate 592,673 shares of Common Stock.  These options were granted as part of a settlement whereby the these individuals surrendered their rights to deferred compensation and severance pay in exchange for stock options that are exercisable within two years of the date of grant at an exercise price of $0.17 per share.  Included among the individuals who entered into the separation agreements was our former President and Chief Operating Officer, John Little, who received options to acquire 266,333 shares of Common Stock.  We relied upon the exemption provided by Section 4(2) in connection with the grant of the options.

Item 3.         Defaults upon Senior Securities

None

Item 4.         Submission of Matters to a Vote of Security Holders

In July 2009, the holders of a majority of the our outstanding Common Stock approved amendments to our Amended and Restated Certificate of Incorporation which would have changed our corporate name to Defcom Holdings, Inc and effected a one for fifteen reverse split of our Common Stock.  Our Board of Directors subsequently elected not to implement the name change and reverse stock split.

Item 5.         Other Information

Our Chief Executive Officer, Timothy D. Ringgold, assumed the office of President following the departure of our former President, John A. Little.

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

Defense Solutions Holding, Inc.

	By:	/s/Timothy D. Ringgold
	Name:	Timothy D. Ringgold
	Title:	Chief Executive Officer

Dated: November 23, 2009

	By:	/s/David DiFelice
	Name:	David DiFelice
	Title:	Chief Financial Officer

Dated: November 23, 2009