Form 10-K
period 2009-12-31
Defense Solutions Holding, Inc.
filed 2010-10-14
CIK 1413178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐.

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock as reported by the “OTC Bulletin Board” as of June 30, 2010, was $1,015,447 based upon 20,308,944 shares held by non-affiliates.

The number of shares of Common Stock, $.001 par value, outstanding as of October 14, 2010 was 38,098,044.

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

Historically, our primary business activities were focused on:

•	the supply, refurbishment, modernization, and maintenance of military vehicles and equipment, including armored vehicles and main battle tanks;

•	strategic studies, analyses and evaluations;

•	Mission Oriented Business Improvement Services (MOBIS)

•	homeland security services;

•	program/project management; and

•	maritime security.

In recent months, our business activities have been primarily focused on attempting to broker commodity transactions, including the sale of food stuffs to the Republic of Iraq.  In addition, we have represented U.S. and Asia oil refineries to secure oil contracts and have engaged in discussions with representatives of the Iraqi State Oil Marketing Organization to obtain the right to purchase Iraqi oil for resale to the refineries.  Due to the complexities of doing business in Iraq, we have not yet successfully completed any commodity or oil contracts.  Although we believe we are well positioned to take advantage of significant business opportunities in Iraq, we can give no assurance that we will be successful in completing any transactions.

Supply and Refurbishment of Military Vehicles

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

In 2009, we completed an agreement with Mustang Dynamometer to manufacture testing and calibration equipment for the fire control systems of main battle tanks and infantry fighting vehicles in Iraq. The agreement covered nine optical and electrical instruments.

Strategic Studies and Evaluations

Prior to the staffing reductions we implemented in 2009, our management team collectively had extensive experience in defense, homeland security and government affairs that enabled us to conduct strategic studies and perform in-depth analyses to identify requirements, examine market conditions, assess critical areas, produce strategies, develop policies, and plan execution for a variety of customers.  Studies conducted to date include:

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

We do not expect to perform additional strategic studies and evaluations unless and until we obtain sufficient financial resources to re-engage qualified personnel.

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

As of October 14, 2010, we were executing approximately 18 Task Orders under a U.S. National Park Service Blank Purchase Agreement for fleet management services.

Homeland Security

Historically, we have endeavored to support government and commercial customers with homeland security, military, and information security expertise and provide in-depth analysis of strategic and operational concepts, policies and material acquisition programs to support key decision makers.  As a result of limited financial resources and reductions in staffing, we have not focused on this segment of our business in recent months.  We do not expect to provide homeland security services or consulting unless and until we obtain sufficient financial resources to re-engage qualified personnel.

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

As a result of limited financial resources and reductions in staffing, we have not focused on this aspect of our business in recent months.  We do not expect to provide program management services unless and until we obtain sufficient financial resources to re-engage qualified personnel.

Maritime Security and the Marine Industry

Historically, we have endeavored to provide maritime security and other services to the marine industry, including maritime security and vulnerability assessments, threat assessments, security plan development, U.S. Coast Guard liaison services, security exercises and training services.  As a result of limited financial resources and reductions in staffing, we have not focused on this segment of our business in recent months.  We do not expect to provide maritime security or other maritime related services unless and until we obtain sufficient financial resources to re-engage qualified personnel.

Competition

In the supply and refurbishment of military vehicles, we compete primarily with a number of larger companies, including U.S.-based Textron, Inc. and General Dynamics, Inc., the Austrian company Steyr-Daimler-Puch Spezialfahrzeug GmbH, the French company GIAT industries, the German company MOWAG/Rheinmetall AG and the Italian company IVECCO-Oto Melara.  Each of these companies has greater name recognition, marketing and financial resources than us.  To enable us to compete more effectively with these larger companies, we seek to collaborate with other companies, including CURRUS, VOP Trencin, a Slovakian company, and Excalibur, a Czechoslovakian company, which have an Eastern European presence and increase the resources that can be offered to potential customers.  In addition, we have focused our efforts on the refurbishment and upgrade of Eastern bloc military vehicles which is a market that has fewer U.S. and European based competitors.  In this market, we compete primarily on the basis of expertise, price and product performance and quality.  Competitors in this segment of the market include Sagem, Defense Securite, a French company, and Bumar, a Polish company.

In performing strategic studies and evaluations, we have generally competed in a fragmented industry with a number of large companies and many smaller firms.  To enhance our ability to compete for large engagements, we have sought to team with large firms that dominate this market segment, including Booz Allen Hamilton Inc. rather than compete for these projects alone.  In competing for these collaborative opportunities, as well as smaller projects, we have generally competed on the basis of the expertise and reputation of senior consultants, timeliness and to a lesser extent, price.

In conducting fleet management services and studies, we compete primarily against a number of small and medium sized firms such as Municipal Fleet Consultants, Merchants Leasings and Mercury Associates.  We believe that expertise and price are the two principal factors on which we compete for these opportunities.

Suppliers

Historically, we have acquired the parts and components necessary to provide our vehicle refurbishment and upgrade services from various suppliers in the United States, Israel, Central Europe, Eastern Europe and Jordan.  We have chosen not to align ourselves with any one supplier so we it can select the best solution for our customers.  Generally, there are multiple sources of supply for the parts and components we have used.

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

Employees

As of October 14, 2010, we had three employees .  We believe that our relationship with these employees is satisfactory.

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

We have limited liquid resources and a history of net losses.

Our auditor has qualified its opinion on our financial statements for the year ended December 31, 2009, with a qualification which raises substantial doubt about our ability to continue as a goind concern.  We incurred net losses of approximately $5,077,958 and $2,719,871 during the years ended December 31, 2009 and 2008, respectively.  Our ability to continue in business depends upon the continued cooperation of our creditors, our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis and our ability to obtain additional financing.  Current liabilities at December 31, 2009 were $4,052,432 and current assets were $127,611.  The difference of $3,924,821 is a working capital deficit, which is primarily the result of losses incurred during the last several years.  We can give no assurance that we will raise sufficient capital to eliminate our working capital deficit or that our creditors will not seek to enforce their remedies against us, which could include the imposition of insolvency proceedings.

Our existing U.S. government contracts are subject to continued appropriations by Congress and may be terminated or delayed if future funding is not made available.

We have historically derived a significant portion of our revenue from contracts with the U.S. government.  Future sales from orders placed under existing U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations.  Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years.

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

In addition, although certain of our U.S. government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time.  As a result, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency.  Therefore, we may not receive the full amount expected under a contract.

Our revenues depend on our ability to maintain our level of government business and with new contracts.  The loss of contracts with government agencies could adversely affect our revenues.

We derived 19% of our total revenue in the 2009 fiscal year and 21% of our total revenue in the 2008 fiscal year from federal government contracts.  We expect that contracts with the federal government and with government agencies will continue to be a significant source of revenue for the foreseeable future.  If we were suspended or debarred from contracting with the government generally, with the General Services Administration, or any significant agency in the Department of Defense, or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with or significantly decreased the amount of business we do with us, our business, prospects, financial condition and operating results could be materially and adversely affected.  Further, we expect that much of the business that we expect to seek in the foreseeable future likely will be subject to a competitive bidding process.  Competitive bidding presents a number of risks, including:

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

One of our Creditors will be entitled to a percentage of our EBITDA through December 31, 2009 which will reduce earnings, if any, available to holders of Common Stock.

We have entered into loan agreement pursuant to which we have agreed to pay, to the lender 25% of our earnings before interest, taxes, depreciation and amortization (“EBITDA”) through the later of November 10, 2010 or the last day of the calendar quarter preceding the date of the repayment of the loan, subject to a maximum payment obligation of $1,000,000.  The lender has the right to elect to receive a warrant which will entitle it to purchase 2,710,071 shares of our Common Stock at $.001 per share in lieu of receiving the EBITDA based payment.

If we are unable to retain key personnel it will have an adverse effect on our business.

Our operations have been and will continue be dependent on the efforts of Col. Timothy D. Ringgold, our Chief Executive Officer.  The continued development of our business is dependent on retaining the services of Col Ringgold. The loss of Col. Ringgold, key management, or an inability to attract and retain sufficient numbers of other qualified management personnel would adversely delay and could have a material adverse effect on our business, operating results and financial condition.

We do not maintain ‘‘key man’’ life insurance policies on our key personnel.

We do not have ‘‘key man’’ life insurance policies for Col. Ringgold or any other member of our management team.  Even if we were to obtain ‘‘key man’’ insurance for any of such individuals, of which there can be no assurance, the amount of such policies may not be sufficient to cover losses experienced by us as a result of the loss of any member of our management team.

Our common stock is thinly traded on the Pink Sheets, and we cannot give assurance that our common stock will become liquid or that it will be listed on an exchange.

Our Common Stock is quoted on the Pink Sheets, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or automated quotation system (such as the NASDAQ Stock Market).  We cannot give assurance that we will be able to meet the listing standards of any stock exchange, such as the American Stock Exchange or the Nasdaq Stock Market, or that we will be able to maintain any such listing.  Such exchanges require companies to meet certain initial listing criteria including certain minimum bid prices per share.  We may not be able to achieve or maintain such minimum bid prices or may be required to affect a reverse stock split to achieve such minimum bid prices.   Until our Common Stock is listed on an exchange, we expect that it will continue to be quoted on the Pink Sheets.  In this venue, however, an investor may find it difficult to obtain accurate quotations of our Common Stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.  In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our common stock to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity.  This would make it more difficult for us to raise additional capital.

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

Sales of a significant number of shares of our Common Stock in the public market could harm the market price of our Common Stock. As additional shares of the Common Stock become available for resale in the public market, the supply of the Common Stock will increase, which could decrease its price.  Some or all of the shares of Common Stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of Common Stock. In general, a person who has held restricted shares for a period of six months or more may sell shares into the market; however, special rules apply to companies that are or previously were public shells, such as our company, and holders of our Common Stock will not be able to sell shares pursuant to Rule 144 until we have had on file certain information pertaining to us with the SEC for a period of twelve months.  We submitted this information to the SEC in May 2009.  As a result, it is anticipated that at least 36,973,175 shares of Common Stock will become eligible for sale under Rule 144 in 2010.

Our officers and directors will have significant voting power and may take actions that may not be in the best interests of other stockholders.

As of October 14, 2010, our officers and directors controlled in excess of 42% of our voting securities.  If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Common Stock.  This concentration of ownership may not be in the best interests of all our stockholders.

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

In addition, Sarbanes-Oxley requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures, and we are required to furnish a report by our management on our internal control over financial reporting.  Further, we expect that our external auditors will be required to audit our internal control over financial reporting report and include their attestation on that report in our annual report on Form 10-K starting from the annual report for the 2010 fiscal year.  The process of fully documenting and testing internal control procedures in order to satisfy these requirements will result in increased general and administrative expenses and may shift management time and attention from profit-generating activities to compliance activities.  Furthermore, during the course of our internal control testing, we may identify deficiencies which we may not be able to remediate in time to meet the reporting deadline under Section 404.

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

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any pending litigation.

In the ordinary course of business, we are, from time to time, threatened with litigation or named as a defendant in other lawsuits.  We are not aware of any other pending legal proceedings that are likely to have a material adverse impact on us.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “DFSH” from January 5, 2009 until May 2010, when it commenced trading on the Pink Sheets.  The following table shows, for the periods indicated, the reported high and low sale prices for shares of our common stock as reported by the OTC Bulletin Board and the Pink Sheets for the fiscal quarters indicated.  As of October 14, 2010, there were approximately 14 record holders of our common stock.

	Low	High
Year Ended December 31, 2009
First Quarter	$.12	$1.15
Second Quarter	.12	.65
Third Quarter	.05	.21
Fourth Squarter	.10	.48

As of October 13, 2010, the last sale price of our common stock reported by the OTC Bulletin Board was $.05 per share.

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

We are an international project management, executive consulting, and business development firm with branch offices on four continents.  We began operations in 2001, and since that time have built a reputation as a leader in the refurbishment and upgrade of armored vehicles, as well as the provisioning of spare parts and equipment for military and police forces worldwide.  In addition, we have conducted program management, business development, and strategic studies in the Defense and Homeland Security markets.  In recent months, our business activities have been primarily focused on attempting to broker commodity transactions, including the sale of food stuffs to the Republic of Iraq.  In addition, we have represented U.S. and Asian oil refineries to secure oil contracts and have engaged in discussions with representatives of the Iraqi State Oil Marketing Organization to obtain the right to purchase Iraqi oil for resale to the refineries.  Due to the complexities of doing business in Iraq, we have not yet successfully completed any commodity or oil contracts, and we can give no assurance that we will be successful in completing any transactions.

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

Results of Operations

Year ended December 31 2009 compared to year ended December 31, 2008

For the year ended December 31, 2009, we reported revenues of $1,324,735 compared to $692,465 for the year ended December 31, 2008, a 91% increase.  This increase growth was primarily the result of revenues from a contract to provide optical calibration devices for use in military vehicles and other equipment which was not in effect during 2008.

Operating expenses for the year ended December 31, 2009 decreased to $2,714,874, or 205% of revenues, from $2,943,593, or 360% of revenues for the year ended December 31, 2008.  The decrease in operating expenses in total dollars was primarily due to a decrease in labor costs as a result of significant reductions in staffing during 2009.

We recognized a non-cash share-based compensation charge of $3,382,529 during the year ended December 31, 2009 in connection with a grant of stock options, compared to a similar charge of $85,957 during the year ended December 31, 2008.

Other expenses, net for the year ended December 31, 2009, were $269,669 compared to $305,932 during the year ended December 31, 2008.  This decrease was primarily due to lower interest expense caused by lower short-term rates.

Given that we are in an accumulated loss position, no provision for income taxes is reflected in the financial statements.

Net loss for the year ended December 31, 2009 increased by 87% to $5,077,958, or 383% of revenues, from $2,719,871, or 393% of revenues, during the year ended December 31, 2008 as a result of the factors described above.

Seasonality and Quarterly Periods

Our business is not seasonal in nature.

Liquidity and Capital Resources

We have historically relied on cash flow from operations, borrowings under credit facilities and loans from related parties to support our operations.  Our financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business.  At December 31, 2009, we had limited liquid resources.  Current liabilities were $4,052,432 and current assets were $127,611.  The difference of $3,924,821 is a working capital deficit, which is primarily the result of losses incurred during the last several years.  These conditions raise doubt as to our ability to continue normal business operations as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our continuation of existence is dependent upon the continued cooperation of our creditors, our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis and fund our operating and capital needs, and our ability to obtain additional financing as may be necessary.  We are currently seeking to raise additional capital through the issuance of securities in private transactions to support our operations; however, no assurance can be given that we will be successful in raising additional capital.  No such securities will be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state laws.  This report shall not constitute an offer to sell or a solicitation of an offer to buy the securities.

Cash used in operating activities for the calendar 2009 was $787,420 compared to $1,455,120 for calendar 2008.  The decrease in cash used is primarily attributable to the fact that $761,000 of deferred revenue was recognized in 2008.

There was no cash used in investing activities during 2009, compared to $966 used in 2008 to purchase computer and office equipment.

Cash provided by financing activities decreased to $756,675 in 2009 compared to $1,483,091 in 2008.

There can be no assurance that we will be successful in raising additional capital through additional borrowings, private placements  or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us.  Additional equity financing could be dilutive to shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

Future Commitments

We currently have capital lease commitments for computer and office equipment, furniture and fixtures, and inventory.  As of December 31, 2009, the total cost of capitalized leases presented in the accompanying balance sheet amounted to $41,891 for computer and office equipment, and furniture and fixtures,.  Amortization of the capital lease costs, except inventory, is included in depreciation and amortization expense.

In addition, we currently have an operating lease commitment for office space with an unrelated party for the period of five years through November 2010.  Lease expense related to the office space for the year ended December 31, 2009 and 2008, was $70,373 and $72,683 respectively.

Future noncancellable minimum rental commitments for leases as of December 31, 2009, were as follows:
December 31,	Operating Lease	Capital Leases
2010	$70,372	$40,896
2011	--	3,598
Total	$70,372	$44,494
Less – Amount representing interest		(2,603)
Present value of net minimum lease payments		41,891
Less – Current portion		(38,356)
Capital lease obligations, less current portion		$3,535

We have bank lines of credit, third-party short-term debt, and related party notes and loans.  As of December 31, 2009, short-term and long-term debt consisted of the following:

December 31, 2009
Lines of credit with Banks, monthly payments of interest only; interest ranging from prime – 0.75% to prime + 8.%; due on demand; generally insecured, or collateralized by personal residential real estate of director.	$434,700

Bank loans, monthly payments of interest plus principal; interest ranging from prime 4.25% to 8.50%; due at various times through March 19, 2014; personally guaranteed by officers and Directors, collateralized by personal residential real estate of Directors or by business assets.	$152,740

Short-term promissory notes with unrelated parties; 12% interest; principal and interest due on 10/31/09; collateralized by additional terms of a loan agreement or subordinated secured promissory note, including all assets of the Company subordinated to existing debt, as necessary, EBITDA premium payments also due.	1,010,000

Convertible notes - 8% interest; convertible into shares of common stock at $.15 per share; due on demand, unsecured	$228,000

Short-term promissory notes with related parties; no interest rate or 12% interest; due at various dates through 10/31/09, unsecured or secured by a subordinated lien on assets of the Company; EBITDA premium payments also due.	38,000

Loan from related party, monthly payments of principal and interest; 8.5% interest; due March 2014, unsecured.

Loans from related parties; non-interest bearing; no terms for repayment; unsecured.	309,266

Capital lease obligations, secured.	41,891

Total	2,215,397

Less – Current portion	(2,097,814)

Long-term portion	$117,583

On November 1, 2007, we entered into a loan agreement with the Mikal Group to borrow up to $1,000,000.  As of December 31, 2009, we had borrowed $1,000,000 under the loan agreement.  The interest rate on amounts borrowed is 12% per annum and the loan is secured by a first lien on all assets of Defense Solutions, subordinated to existing debt, as necessary.  The total amount of principal and accrued interest was due and payable on October 31, 2008; however, on December 4, 2009, we entered into an agreement with the Mikal Group whereby we agreed to (i) extend the maturity date of the loan from November 30, 2008 to November 30, 2010, effective upon our payment of a $100,000 extension fee and (ii) amend certain provisions of the loan agreement to provide that the Mikal Group may elect to receive either (a) a payment equal to 25% of our EBITDA (subject to a maximum payment of $1,000,000) through the later of November 10, 2010 or the last day of the calendar quarter preceding the date of the repayment of the loan or (b) a warrant to acquire 2,710,071 shares of our Common Stock at $.001 per share.  The election must be made by October 31, 2010.  We have not yet paid the $100,000 extension fee, and the Mikal Group has demanded repayment of the loan in full.    The loan agreement grants to the Mikal Group the right to appoint one member of our Board of Directors until the latest of (i) not less than $200,000 is owed in principal under the loan agreement; or (ii) the Mikal group holds not less than five percent of outstanding Common Stock, on a fully diluted basis.

In November 2007, we issued two subordinated secured promissory notes to third-party lenders to borrow an aggregate of $40,000 for working capital purposes.  The interest rate on the amount borrowed is 12% per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008.  We obtained an extension of these notes to October 31, 2009 but have not paid any amounts due under these notes, including an extension fee of six percent (6%) of the principal outstanding plus accrued interest.  The promissory notes are secured by a subordinated lien on our assets.  The promissory notes entitle the lenders to receive a percentage of our EBITDA earned from the date of the promissory note through December 31, 2009 (regardless of whether the other amounts owed under the promissory note have been paid) as determined by our Board of Directors, equal to 25% multiplied by the aggregate amount borrowed under the promissory notes, payable in arrears (the “EBITDA payment”).  The first EBITDA payments were due to be made on October 31, 2008 for the period ended September 30, 2008; however, no payment was required as a result of the absence of EBITDA during such period.  No EBITDA payments were due through December 31, 2009 as a result of the absence of positive EBITDA.

In January 2010, we entered into a Use of Funds/Collateral Pledge Agreement with Innovative Consolidations, LLC (“Innovative”) pursuant to which Innovative agreed to advance $250,000 to us to enable us to post a $3,150,000 performance bond in connection with a potential agreement providing for the purchase and sale of $63,000,000 of sugar commodities to the government of Iraq.  In consideration for its assistance in connection with the placement of the performance bond, we agreed to pay $375,000 to Innovative after the expiration of each of the 60 day and 90 day periods following the date of funding by Innovative.  Our obligation is secured by a pledge of 6,250,000 shares of our unissued stock.  The agreement with Iraq has not been consummated and the payments to Innovative are past due.

Due to cash flow constraints, we terminated the employment of eight employees during the three months ended September 30, 2009.  These former employees were owed an aggregate of $467,000 in back pay and deferred compensation and the terminations triggered an obligation to pay an aggregate of $425,000 in severance to the former employees.  On July 6, 2009, in conjunction with separation agreements being executed with four of the former employees and one consultant, we granted options with respect to an aggregate of 592,673 shares of Common Stock.  These options were granted as part of a settlement whereby these individuals surrendered their rights to deferred compensation and severance pay in exchange for stock options that are exercisable within two years of the date of grant at an exercise price of $0.17 per share.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which consists of our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on their evaluation, our Chief Executive Officer and Chief Financial Officer identified a number of significant deficiencies in our internal control over financial reporting as of December 31, 2008.  These significant deficiencies included:

•
A lack of sufficient resources and an insufficient level of monitoring and oversight, which restricts our ability to gather, analyze and report information relative to the financial statement assertions in a timely manner; and

•
A lack of sufficient resources and an insufficient level of monitoring and oversight, which restricts our ability to gather, analyze and report information relative to the financial statement assertions in a timely manner; and

As a result of the deficiencies described above, we have concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.

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

Change in Internal Control over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal controls over financial reporting.

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

In December 2009, we entered into an agreement with The Mikal Group whereby we and The Mikal Group agreed to (i) extend the maturity date of a $1 million loan made by The Mikal Group to us to November 30, 2010, effective upon our payment of a $100,000 extension fee and (ii) amend certain provisions of the loan agreement between the parties to provide that The Mikal Group may elect to receive either (a) a payment equal to 25% of our EBITDA (subject to a maximum payment of $1,000,000) through the later of November 10, 2010 or the last day of the calendar quarter preceding the date of the repayment of the loan or (b) a warrant to acquire 2,710,071 shares of our Common Stock at $.001 per share.  We have not yet paid the extension fee to The Mikal Group and The Mikal Group has demanded immediate payment of all amounts owed to it.

We entered into a Use of Funds/Collateral Pledge Agreement with Innovative Consolidations, LLC (“Innovative”) on January 26, 2010 pursuant to which Innovative agreed to advance $250,000 to us to enable us to post a $3,150,000 performance bond in connection with a potential agreement providing for the purchase and sale of $63,000,000 of sugar commodities to the government of Iraq.  In consideration for its assistance to us in connection with the placement of the performance bond, we agreed to pay $375,000 to Innovative after the expiration of each of the 60 day and 90 day periods following the date of funding by Innovative.  Our obligation is secured by a pledge of 6,250,000 shares of our unissued stock.  We were not able to make the payments to Innovative at the time they became due and Innovative has demanded immediate payment of all amounts owed to it.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Board of Directors and Officers

The name and age of each of our directors and the executive officers as of October 14, 2010 and their respective positions with us are set forth below.  Each of such individuals was an officer and/or Director of Defense Solutions, Inc. at the time of the Merger and became an officer and/or Director of our company upon completion of the Merger.  Additional biographical information concerning each of the directors and the executive officers follows the table.

Name	Age	Position
Col. Timothy D. Ringgold, Ph.D.	56	Chief Executive Officer, Director
Gina A. Ringgold	54	Chief Financial Officer, Secretary and Director
Avraham (Miko) Gilat	59	Director

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

Gina A. Ringgold became a member of the Board of Directors upon completion of the Merger.  Since the founding of Defense Solutions, Inc. in 2001, Mrs. Ringgold has performed various duties ranging from bookkeeping to overall company financial management.  She became Chief Financial Officer and Secretary in July 2010.  Mrs. Ringgold is a graduate of West Chester University and has more than 35 years teaching experience.  Mrs. Ringgold is the wife of Timothy D. Ringgold.

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

Audit Committee

Our Board of Directors has not yet appointed a separately designated Audit Committee.  The entire Board of Directors currently acts as our Audit Committee.  We expect that the Board of Directors will establish an Audit Committee in 2010.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and other senior financial officers.  The Code of Ethics and Business Conduct is filed as an exhibit to this Report.

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

Summary Compensation Table

The following table sets forth information concerning the total compensation awarded to, earned by or paid to our Chief Executive Officer, our former President and our Principal Financial Officer during the fiscal years ended September 30, 2009 and 2008.  No other executive officer earned in excess of $100,000 in fiscal 2009.

Name and Principal Position	Fiscal Year Ended	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)		Total ($)

Timothy D. Ringgold	2009	$240,000	(1)	$-	$-	$831,796	(5)	$-	$-	$-		$1,071,796
CEO	2008	$240,000	(2)	-	-	-		-	-	-		$240,000

John A. Little	2009	$121,475	(3)	$-	$-	$101,918	(5)	$-	$-	$15,713	(6)	$239,106
Former President	2008	$185,000	(4)	$-	$-	$10,881	(5)	$-	$-	$-		$195,881

David V. DiFelice	2009	$205,600	(7)	$-	$-	$1,466,037	(5)	$-	$-	$-		$1,671,637
Chief Financial Officer	2008	$67,600	(8)	$-	$-	$-		$-	$-	$-		$67,600

_____________________

(1)	Of this amount, $165,000 was earned and accrued but not paid.
(2)	Of this amount, $125,000 was earned and accrued but not paid.
(3)	Of this amount, $92,496 was earned and accrued but not paid.
(4)	Of this amount, $96,354 was earned and accrued but not paid.
(5)	Represents compensation expense recorded with respect to a grant of stock options.
(6)
Represents compensation expense recorded with respect to a grant of options made to LTC Little pursuant to a separation agreement pursuant to which LTC Little agreed to surrender his right to receive $381,318 of deferred compensation and severance pay.

(7)	Of this amount, $116,000 was earned and accrued but not paid.
(8)	Of this amount, $20,800 was earned and accrued but not paid.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about all equity compensation awards held by the Named Executive Officers as of December 31, 2009:

OUTSTANDING EQUITY AWARDS
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Timothy D. Ringgold	1,200,000	600,000	-	$.13	4/12/14	-	-	-	-
	4,000,000	-		$.34	12/2/14
John A. Little	579,075	-	-	$.32	11/1/17	-	-	-	-
	1,800,000	-		$.12	7/5/11
	266,333	-		$.17	7/5/11
David V. DiFelice	900,000	450,000	-	$.12	4/12/19	-	-	-	-
	5,000,000	-	-	$.31	12/2/19

Equity Incentive Plan

Our Board of Directors and stockholders adopted an Equity Incentive Plan in 2008.  The purpose of the plan is to allow our employees, directors and consultants to participate in our growth and to generate an increased incentive for these persons to contribute to our future success and prosperity.  The plan is administered by our Board of Directors, which is authorized to grant:

•	Incentive stock options within the meaning of Section 422 of the Internal Revenue Code
•	Nonqualified stock options
•	Stock appreciation rights
•	Restricted stock grants
•	Deferred stock awards
•	Other stock based awards.

The Board of Directors has the power to determine the terms of any awards granted under the Equity Incentive Plan, including the exercise price, the number of shares subject to the award and conditions of exercise.  Awards granted under the Equity Incentive Plan are generally not transferable.  The exercise price of all incentive stock options granted under the Equity Incentive Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant.  A total of 13,800,000 shares of Common Stock have been reserved for issuance under the Equity Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009, the number of stock options outstanding under our Equity Incentive Plan, the weighted-average exercise price of outstanding stock options, and the number of securities remaining available for issuance, was as follows:

EQUITY COMPENSATION PLAN TABLE
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,800,000	(1)	0.29	0
Equity compensation plans not approved by security holders	7,059,519	(2)	0.29	0
Total	20,859,519		0.29	0

(1)	Represents shares issuable upon exercise of options issued under our Equity Incentive Plan.
(2)	Represents shares issuable upon exercise of options issued outside of our Equity Incentive Plan.

Compensation of Our Board of Directors

We did not pay any directors any compensation for services as a director during 2009 or 2008.

Potential Payments Upon Termination of Employment or Change of Control; Employment Agreements

Chief Executive Officer Employment Agreement

In September 2008, we entered into an executive employment agreement with Col. Timothy D. Ringgold, our Chief Executive Officer (the “Employment Agreement”).  The term of the Employment Agreement commenced on September 1, 2008 and ends on September 1, 2011, but is automatically renewed for successive one year periods unless terminated as provided in the Employment Agreement.  Col. Ringgold is entitled to an annual base salary of $240,000, which may be increased by the Compensation Committee of the Board of Directors.  In addition, Col. Ringgold is eligible to receive an annual performance bonus based on the achievement of certain performance objectives as determined by the Compensation Committee of the Board of Directors.  We will also provide certain benefits to Col. Ringgold, which include a comprehensive medical package, dental insurance, long-term disability coverage and a 401(k) Savings Plan/Profit Sharing Plan.  Col. Ringgold will also be entitled to paid time off in accordance with our policies.

In the event that Col. Ringgold is terminated without Good Cause (as defined in the Employment Agreement), or Col. Ringgold terminates his employment for Good Reason (as defined in the Employment Agreement), Col. Ringgold will be entitled to receive a severance payment equal to his annual base salary in effect on the date of termination.

In addition, in the event that within 180 days of a Change of Control (as defined in the Employment Agreement) of our company, the employment of Col. Ringgold is terminated by us or our successor without Good Cause, or Col. Ringgold terminates his employment with us or our successor for Good Reason, Col. Ringgold shall be paid a severance payment; provided however, that if the termination of employment occurs prior to the Change of Control, the Change of Control must have been considered by us at the time of termination for Col. Ringgold to be entitled to the severance payment.  The amount of the severance payment will be equal to one and one-half (1.5) times the sum of Col. Ringgold’s annual base salary in effect immediately prior to the termination of Col. Ringgold’s employment and an amount which is the lesser of (1) $150,000 and (2) the aggregate amount of any bonuses paid to Col. Ringgold during the 12 months prior to the earlier of (A) the effective date of the Change of Control and (B) the date of Col. Ringgold’s employment with us terminates.

Pursuant to the Employment Agreement, any severance payment to be paid by us to Col. Ringgold is subject to us and Col. Ringgold entering into and not revoking a release of claims in favor of us.

Col. Ringgold has agreed that (a) during the term of his employment with us and (b) for one year after the termination of his employment with us, he will not, directly or indirectly, be employed by, provide consulting services to or have any ownership interest (as a stockholder, partner or otherwise) in any Competing Business (as defined in the Employment Agreements), except for as permitted in the Employment Agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of October 14, 2010 with respect to our common shares beneficially owned by (i) each director and executive officer, (ii) each person known to us to beneficially own more than five percent of our common shares, and (iii) all executive officers and directors as a group.  The mailing address for each person listed in the table is 707 Eagleview Boulevard, Suite 100, Exton, Pennsylvania 19341.

Name	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares
Col. Timothy D. Ringgold	21,414,000	(1)	49.4%
Gina A. Ringgold	21,414,000	(1)	49.4%
Mikal Group	2,710,071	(2)	6.6
Avraham (Miko) Gilat	2,710,071	(3)	6.6

Directors and officers as a group (3 persons)	25,524,071	(4)	55.5%

(1)
Includes 5,200,000 shares subject to exercisable stock options held by Col. Ringgold.  The remaining 16,214,000 shares are owned jointly by Col. Timothy D. Ringgold and Gina A. Ringgold as tenants in the entirety.  Col. Ringgold and Gina Ringgold are husband and wife.

(2)	Represents shares issuable upon the exercise of a warrant that the Mikal Group has the right to elect to receive pursuant to a loan agreement with us.

(3)
Represents shares issuable upon the exercise of a warrant that the Mikal Group has the right to elect to receive pursuant to a loan agreement with us.  Mr. Gilat is a co-owner of the Mikal Group and disclaims beneficial ownership of these shares which are duplicative of, and not in addition to, the shares subject to the warrant held by the Mikal Group.

(4)	Includes shares issuable pursuant to the exercise of the options and warrant described in notes 1 and 2 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As of December 31, 2009, we owed approximately $287,197 to Timothy Ringgold, our Chief Executive Officer, for working capital loans made by him.  The loans are unsecured, non-interest bearing and have no terms for repayment.

On December 4, 2009, we entered into an agreement with the Mikal Group which amended certain terms of the loan agreement dated as of November 1, 2007 with the Mikal Group to (i) extend the maturity date of the loan from November 30, 2008 to November 30, 2010, effective upon our payment of a $100,000 extension fee and (ii) provide that the Mikal Group may elect to receive either (a) a payment equal to 25% of our EBITDA (subject to a maximum  payment of $1,000,000) through the later of November 10, 2010 or the last day of the calendar quarter preceding the date of the repayment of the loan or (b) a warrant to acquire 2,710,071 shares of our Common Stock at $.001 per share.  The election must be made by October 31, 2010.  As of December 31, 2009, $1,000,000 principal amount of the loan was outstanding.  The loan is secured by substantially all of our assets and bears interest at a rate of 12% per annum.  We have not paid the extension fee and the Mikal Group has demanded repayment of the loan in full.

In July 2009, we entered into a Separation Agreement with our former President, LTC John A. Little, pursuant to which we granted to LTC Little options to acquire 266,333 shares of Common Stock at $.17 per share and extended the date that options with respect to 1,800,000 shares would expire from August 27, 2009 to July 5, 2011.  LTC Little agreed to surrender his right to $381,318 of deferred compensation and severance pay pursuant to the Separation Agreement.

Our Board of Directors has not yet adopted any formal procedures for approving related party transactions.  We anticipate that the Audit Committee which we expect to be appointed in 2010 or 2011 will adopt a charter which will require all related party transactions to receive prior approval from the Audit Committee.

Director Independence

The Board has affirmatively determined that Avraham Gilat is an “independent director,” as that term is defined under the rules of the NASDAQ Stock Market.  The non-independent directors are Timothy Ringgold and Gina Ringgold.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Selection of our independent public accountants is made by our Board of Directors.

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2009 and December 31, 2008 by Davis Accounting Group, P.C., our independent auditors for the fiscal years ended December 31, 2009 and 2008:

	2009	2008

Audit Fees	$15,000	$15,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Totals	$15,000	$15,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements.

The index of the financial statements filed herewith is presented on pages F-1 and F-2.

(b)           Exhibit Index.

Exhibit No.	Exhibits
2.1	Agreement and Plan of Merger among the Registrant, DefSol Acquisition Corp. and Defense Solutions, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2	By-laws of the Registrant. (2)
4.1	Equity Incentive Plan (1)
4.2	Warrant dated December 16, 2009 to acquire 1,000,000 shares of Defense Solutions Holding, Inc. Common Stock issued to Carol Gray. (4)
10.1	Consultant’s Contract between Defense Solutions, Inc. and State of Maryland Port Administration (1)
10.2	Consultancy Agreement between Electro-Optics Industries, Ltd. And Defense Solutions, Inc. (1)
10.3	Consultancy Agreement between RAFAEL U.S.A., Inc. and Defense Solutions, Inc. (1)
10.4	Blanket Purchase Agreement between the U.S. National Park Service and Defense Solutions, Inc (3)
10.5	Subcontract Agreement dated December 14, 2007 between Mercury Associates, Inc. and Defense Solutions, Inc. (3)
10.6	MOBIS IDIQ Contract between the U.S. General Services Administration and Defense Solutions, Inc. (3)
10.7	Loan Agreement dated as of December 1, 2007 between Defense Solutions, Inc. and Mikal Group (1)
10.8	Executive Employment Agreement dated as of September 1, 2008 between Defense Solutions, Inc. and Timothy D. Ringgold (1)
10.9	Executive Employment Agreement dated as of September 1, 2008 between Defense Solutions, Inc. and John A. Little (1)
10.10	Agreement between Defense Solutions, Inc. and Mustang Dynamometor dated as of February 10, 2009 (3)
10.11	Professional Services Agreement dated as of March 14, 2008 between Defense Solutions, Inc. and Keystone Capital Resources, Inc. (3)
10.12	Letter Agreement dated as of November 12, 2008 between Defense Solutions, Inc. and certain shareholders of Flex Resources Co. Ltd. (3)
10.13	Common Stock Purchase Agreement dated December 15, 1009 by and between Defense Solutions Holding, Inc. and Seaside, L.P. (4)
10.14	Use of funds/Collateral Pledge Agreement dated as of January 26, 2010 between Innovative Consolidations, LLC (5)
10.15	Promissory Note dated January 26, 2010 issued by Defense Solutions, Inc. in the principal amount of $750,000 (5)
10.16	Pledge and Security Agreement dated as of January 26, 2010 between Defense Solutions Holding, Inc. and Innovative Consolidations, LLC (5)
10.17	Separation Agreement between the Registrant and John A. Little
10.18	Amendment to Loan Agreement dated as of December 2, 2009 between the Registrant and Mikal Group Ltd.
10.19	Sale and Purchase Contract Agreement dated as of April 17, 2010 between Defense Solutions, Inc and Khatoon International
14.1	Code of Ethics
24.	Power of Attorney (located on signature page of filing)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Footnote 1	Incorporated by reference to similarly numbered Exhibits filed with the Form 8-K filed by Registrant with the Securities and Exchange Commission on November 20, 2008.

Footnote 2	Incorporated by reference to similarly numbered Exhibit filed with the Registration Statement on Form SB-2 filed by Registrant with the Securities and Exchange Commission on September 25, 2007.
Footnote 3
Incorporated by reference to similarly numbered Exhibit filed with the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Registrant with the Securities and Exchange Commission on May 8, 2010.

Footnote 4	Incorporated by reference to similarly numbered Exhibit filed with the Form 8-K filed by Registrant with the Securities and Exchange Commission on December 18, 2009.
Footnote 5	Incorporated by reference to similarly numbered Exhibit filed with the Form 8-K filed by Registrant with the Securities and Exchange Commission on February 5, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

DEFENSE SOLUTIONS HOLDING, INC.

By:	/s/ Timothy D. Ringgold
Timothy D. Ringgold
Chief Executive Officer

Date: October 14, 2010

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Timothy D. Ringgold and Gina D. Ringgold and each of them, as his true lawful attorney-in-fact and agent, with full power of substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, together with all the exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and being requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, of his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s Timothy D. Ringgold	Chief Executive Officer	October 14, 2010
Timothy D. Ringgold	(Principal Executive Officer)

/s/ Gina D. Ringgold	Chief Financial Officer and Director	October 14, 2010
Gina D. Ringgold	(Principal Financing and Accounting Officer)

	Director	October , 2010
Avraham Gilat

DEFENSE SOLUTIONS HOLDING, INC.
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Defense Solutions Holding, Inc.:

We have audited the accompanying balance sheets of Defense Solutions Holding, Inc. (a Nevada corporation) as of December 31, 2009, and 2008, and the related statements of operations, stockholders’ (deficit) , and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Defense Solutions Holding, Inc. as of December 31, 2009, and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has established only limited sources of revenues to cover its operating costs. As such, it has incurred an accumulated deficit, has negative working capital, and its cash resources are insufficient to carrying out its business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
September 2, 2010.

DEFENSE SOLUTIONS HOLDING, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2009, AND 2008

	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$30,867	$61,612
Accounts receivable-
Trade ($0 allowance for doubtful accounts in 2009 and 2008, respectively)	87,293	136,657
Employee	9,451	7,850
Inventory	-	100,000
Total current assets	127,611	306,119
Property and Equipment:
Computer and office equipment	105,290	105,290
Furniture and fixtures	102,928	102,928
	208,218	208,218
Less - Accumulated depreciation and amortization	(145,280)	(109,659)
Net property and equipment	62,938	98,559
Total Assets	$190,549	$404,678

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Current portion of long-term debt and capital lease obligations	$1,087,048	$1,095,924
Checks in excess of bank balance	-	145
Bank lines of credit	434,700	773,552
Convertible promissory notes	228,800	500,000
Accounts payable - Trade	669,197	560,429
Accrued liabilities	1,285,421	901,654
Promissory notes - Related parties	38,000	40,000
Due to related parties	309,266	140,839
Total current liabilities	4,052,432	4,012,543
Long-term Debt, less current portion:
Bank notes	114,048	-
Capital lease obligations	3,535	43,262
Total long-term debt	117,583	43,262
Total liabilities	4,170,015	4,055,805
Commitments and Contingencies
Stockholders' (Deficit):
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 34,893,870 shares and 31,796,066 shares issued and outstanding in 2009 and 2008, respectively	34,894	31,796
Stock subscriptions - 1,937,500 shares and 875,000 shares of common stock in 2009 and 2008, respectively	1,460,000	1,750,000
Less - Stock subscription receivable	(550,000)	(1,350,000)
Additional paid-in capital	5,495,783	1,259,262
Accumulated (deficit)	(10,420,143)	(5,342,185)
Total stockholders' (deficit)	(3,979,466)	(3,651,127)
Total Liabilities and Stockholders' (Deficit)	$190,549	$404,678

The accompanying notes to financial statements are
an integral part of these balance sheets.

DEFENSE SOLUTIONS HOLDING, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

	2009	2008

Revenues	$1,324,735	$692,465
Expenses:
Operating, general and administrative	2,714,874	2,943,593
Consulting fees paid by common stock subscribed	-	41,250
Share-based compensation - Stock options	3,382,529	85,957
Depreciation and amortization	35,621	35,604
Total expenses	6,133,024	3,106,404
(Loss) from Operations	(4,808,289)	(2,413,939)
Other Income (Expense):
Other income	533	787
Interest expense and other	(270,202)	(306,719)
Total other income (expense)	(269,669)	(305,932)
(Loss) Before Income Taxes	(5,077,958)	(2,719,871)
Provision for income taxes	-	-
Net (Loss)	$(5,077,958)	$(2,719,871)
(Loss) Per Common Share:
(Loss) per common share - Basic	$(0.16)	$(0.09)
(Loss) per common share - Diluted	$(0.15)	$(0.09)
Weighted Average Number of Common Shares Outstanding During the Periods:
Basic	32,301,040	31,796,292
Diluted	34,372,282	31,796,292

The accompanying notes to financial statements are
an integral part of these statements.

DEFENSE SOLUTIONS HOLDING, INC.
STATEMENTS OF STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

						Less - Stock	Additional
	Preferred Stock		Common stock		Common Stock	Subscription	Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Subscribed	Receivable	Capital	(Deficit)	Total

Balance - December 31, 2007	-	$-	31,796,066	$31,796	$-	$-	$1,132,055	$(2,622,314)	$(1,458,463)

Share-based compensation - Stock options	-	-	-	-	-	-	85,957	-	85,957

Consulting fees paid by common stock subscribed	-	-	-	-	-	-	41,250	-	41,250

Common stock subscribed - 875,000 shares	-	-	-	-	1,750,000	(1,350,000)	-	-	400,000

Net (loss) for the period	-	-	-	-	-	-	-	(2,719,871)	(2,719,871)

Balance - December 31, 2008	-	-	31,796,066	31,796	1,750,000	(1,350,000)	1,259,262	(5,342,185)	(3,651,127)

Share-based compensation - Stock options	-	-	-	-	-	-	3,382,529	-	3,382,529

Issuance of common stock for debt	-	-	435,304	435	-	-	731,655	-	732,090

Issuance of subscribed common stock	-	-	62,500	63	(125,000)	-	124,937	-	-

Issuance of common stock for finder's fee	-	-	2,600,000	2,600	-	-	(2,600)	-	-

Release from common stock subscription - 250,000 shares	-	-	-	-	(500,000)	500,000	-	-	-

Payment of subscription for common stock	-	-	-	-	-	300,000	-	-	300,000

Common stock subscribed - 1,500,000 shares	-	-	-	-	335,000	-	-	-	335,000

Net (loss) for the period	-	-	-	-	-	-	-	(5,077,958)	(5,077,958)

Balance - December 31, 2009	-	$-	34,893,870	$34,894	$1,460,000	$(550,000)	$5,495,783	$(10,420,143)	$(3,979,466)

The accompanying notes to financial statements are
an integral part of these statements.

DEFENSE SOLUTIONS HOLDING, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

	2009	2008

Operating Activities:
Net (loss)	$(5,077,958)	$(2,719,871)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Consulting fees paid by common stock	-	-
Consulting fees paid by common stock subscribed	-	41,250
Share-based compensation - Stock options	3,382,529	85,957
Depreciation and amortization	35,621	35,604
Amortization of debt issuance costs	-	25,000
Changes in net assets and liabilities-
Accounts receivable	47,763	776,630
Inventory	100,000	-
Accounts payable - Trade	108,768	345,698
Accrued liabilities	615,857	715,612
Deferred revenue	-	(761,000)

Net Cash (Used in) Operating Activities	(787,420)	(1,455,120)

Investing Activities:
Purchases of computer and office equipment	-	(966)

Net Cash (Used in) Investing Activities	-	(966)

Financing Activities:
Proceeds from stock subscriptions	335,000	400,000
Proceeds from stock subscription receivables	300,000	-
Checks in excess of bank balance	(145)	(11,268)
Proceeds from bank loans and lines of credit	500	1,129,267
Payments of principal on bank loans and lines of credit	(18,185)	(912,631)
Proceeds from the issuance of promissory note	-	500,000
Proceeds from the issuance of convertible promissory note	228,800	500,000
Debt issuance costs	-	(25,000)
Payments of principal on capital lease obligations	(87,295)	(120,792)
Payments of principal on promissory notes - Related parties	(2,000)	(50,000)
Proceeds from related party loans	-	117,968
Payments on related party loans	-	(44,453)

Net Cash Provided by Financing Activities	756,675	1,483,091

Net Increase in Cash and Cash Equivalents	(30,745)	27,005

Cash and Cash Equivalents - Beginning of Period	61,612	34,607

Cash and Cash Equivalents - End of Period	$30,867	$61,612

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$34,647	$82,355

Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

DEFENSE SOLUTIONS HOLDING, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

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

On November 1, 2007, DSI granted 1,975,000 options to purchase a like number of shares of common stock under a stock option plan.  On November 14, 2008, these options were exchanged for 4,574,754 options under the Company's Equity Plan.  Share-based compensation expense related to these options for the years ended December 31, 2009, and 2008, amounted to $229,528 and $85,957, respectively.

On April 1, 2009, the Company granted 5,075,000 options to purchase a like number of shares of common stock under a stock option plan.  Share-based compensation expense for the year ended December 31, 2009 relating to these options amounted to $293,018.

On April 28, 2009, $500,000 of convertible debt was converted to 250,000 shares of shares of common stock.

On July 6, 2009, the Company granted 592,673 options to purchase a like number of shares of common stock under a stock option plan.  Share-based compensation expense for the year ended December 31, 2009, relating to these options amounted to $34,968.

On October 26, 2009, the Company issued 185,304 shares of common stock as payment for a debt valued at $232,090.

On December 3, 2009, the Company granted 12,600,000 options to purchase a like number of shares of common stock under a stock option plan.  Share-based compensation expense for the year ended December 31, 2009, relating to these options amounted to $3,015,120.

The accompanying notes to financial statements are
an integral part of these statements.

DEFENSE SOLUTIONS HOLDING, INC.
NOTES TO  FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

(1)           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Defense Solutions Holding, Inc. (“DSHI” or the “Company”) is a Nevada corporation that initially pursued the acquisition and exploration of mineral claims.  (See below for a discussion of the change in business plan of the Company).  The Company was incorporated under the laws of the State of Nevada on February 8, 2007.

On February 8, 2007, the Company acquired in a reverse merger all of the issued and outstanding shares of Flex Resources Ltd. (“Flex Canada”), a British Columbia, Canada corporation, from its sole stockholder.  Flex Canada was incorporated under the laws of the Province of British Columbia, Canada, on December 15, 2006, and prior to the completion of the reverse merger, had limited operations.  The consideration for the acquisition of Flex Canada by the Company was a one-for-one share exchange of 2,900,000 shares of common stock.  The transaction was treated as a reverse merger for financial reporting purposes.  The reverse merger was recorded as a recapitalization of the Company, with the net assets of the Company and Flex Canada brought forward at their historical bases.  Expenses of recapitalization were expensed as incurred.

On August 23, 2008, the Company sold all of the outstanding shares of common stock of Flex Canada to its former president and Director for $100, and began to evaluate other business opportunities.

On November 14, 2008, the Company acquired, through a second reverse merger (the “Merger”), all of the outstanding shares of common stock of Defense Solutions, Inc., a Delaware corporation (“DSI”), and the former stockholders of DSI were issued an aggregate of 16,793,401 shares of the Company’s common stock (a ratio of 2.316331 shares of common stock of the Company for each share of common stock of DSI) in exchange for their shares of DSI common stock.  As a result of the Merger, the former stockholders of DSI became the majority stockholders of the Company.  Further, in connection with the Merger, the Company changed is corporate name to Defense Solutions Holding, Inc.  Given that the Company is considered to have acquired DSI by a reverse merger through a common stock exchange, and the stockholders of DSI currently have voting control of the Company, the accompanying  financial statements and related disclosures in the notes to financial statements present the financial position as of December 31, 2009, and 2008, and the operations for the two years in the period ended December 31, 2009, of DSI under the name of Defense Solutions Holding, Inc.  The reverse merger has been recorded as a recapitalization of the Company, with the assets and liabilities of the entities being brought over at their historical cost bases.  Expenses of the recapitalization were expensed as incurred.  In addition, at or about the time of the closing of the Merger, the Company completed the initial closing of a private placement pursuant to which it sold to subscribers 125,000 shares of its common stock for an aggregate purchase price of $250,000 (the “Private Placement”).

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

On August 21, 2008, DSI organized and incorporated Defense Solutions Guinea SARL in the Republic of Guinea, West Africa, as a wholly owned subsidiary.  Effective December 31, 2008, the Company discontinued the development state activities of this subsidiary.

DEFENSE SOLUTIONS HOLDING, INC.
NOTES TO  FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

      Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Accounts Receivable

The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable.  As of December 31, 2009, and 2008, no allowance for doubtful accounts was deemed necessary by management.  While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

   Inventory

Inventory is stated at the lower of cost using the first-in, first-out (FIFO) method or market.  As of December 31, 2009, and 2008, inventory was stated at a market value of $0 and $100,000.  The inventory was sold by the Company on April 21, 2009, for $160,000.

   Revenue Recognition

DSHI generates revenues from short-term and long-term project management, executive consulting, and business development services.

Revenues from short-term project management, executive consulting, and business development services are recognized for financial reporting purposes when there is persuasive evidence of an agreement or contract, contract milestones have been met or delivery has occurred, acceptance has been approved by the customer, the fee is fixed or determinable, and collection of the related receivable is probable.

For long-term project management, customers are billed and related costs are recognized, according to individual contracts, over the term of such contracts.  A provision is made for the amount of any expected loss on a contract at the time it is known.

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

DEFENSE SOLUTIONS HOLDING, INC.
NOTES TO  FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

   Share-Based Compensation

The Company uses the fair value recognition provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments.  The Company uses the Black-Scholes option pricing model to calculate the fair value of the equity instruments on the grant date.

The Company also uses the provisions of ASC Topic 505 Subtopic 50, “Equity-Based Payments to Non-Employees” (“ASC 505-50”), to account for stock-based compensation awards issued to non-employees for services.  Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

   Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases.  Assets recorded under capital leases are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

   Impairment of Long-Lived Assets

DSHI evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the years ended December 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

    Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

   Advertising and Promotion Costs

Advertising and promotion costs are charged to operations when incurred.  For the years ended December 31, 2009, and 2008, advertising and promotion costs amounted to $4,260, and $1,082, respectively.

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

DEFENSE SOLUTIONS HOLDING, INC.
NOTES TO  FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

   Income Taxes

For the period ended April 10, 2007, Defense Solutions was a partnership for income tax purposes.  Income from the Company is combined with the income and expenses of the members from other sources and reported in the members’ individual federal and state income tax returns.  The Company was not a taxpaying entity for federal and state income tax purposes; therefore, no income tax expense has been recorded in the financial statements.  Income of the Company is taxed to the members on their respective income tax returns.

Subsequent to April 10, 2007, the Company became a corporation for income tax purposes.  As such, the Company accounts for income taxes pursuant to ASC Topic 740, “Income Taxes” (“ASC 740”).  Under ASC 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of December 31, 2009, and 2008, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2009, and 2008, and revenues and expenses for the periods then ended.  Actual results could differ from those estimates made by management.

(2)           Operations and Going Concern

The operations of the Company are focused on project management, executive consulting, and business development services to clients in the international defense and homeland security markets related to technology upgrades to modernize armored vehicles; strategic studies, analyses, and evaluation projects.  For the periods ended December 31, 2009, and 2008, the Company has established only limited sources of revenues to cover its operating costs.  It also has significant debt and lease obligations, and has raised only a limited amount of equity.  As such, it has incurred an accumulated deficit, had negative working capital as of December 31, 2009, and 2008, and its cash resources are insufficient to carry out its business plan.  The Company intends to conduct additional capital formation activities through the issuance of its common stock, and rely upon loans from stockholders and other parties.

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

DEFENSE SOLUTIONS HOLDING, INC.
NOTES TO  FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

(3)           Related Party Transactions

As of December 31, 2009, and 2008, the Company owed to related parties $309,266 and $140,839, respectively, for various working capital loans received. The loans are unsecured, non-interest bearing, and have no terms for repayment.

As of December 31, 2009, the Company owed to two related parties a total of $38,000 related to the issuance of two subordinated, secured promissory notes totaling $40,000.  The interest rate on the amount borrowed from both promissory notes is 12 percent per annum.  The total amount of principal and accrued interest related to the promissory notes was due and payable on October 31, 2008, unless the Company elected to extend the due date for each promissory note for up to an additional 12 months, and pay an extension fee of 6 percent of the principal outstanding plus accrued interest.  The Company elected to extend the due dates of the subordinated secured promissory notes to October 31, 2009, but has not yet paid any of the extension fees of 6 percent related to such notes.  The 6 percent extension fees due on the subordinated secured promissory notes have been accrued as of December 31, 2009, in the accompanying  financial statements.  The promissory notes are each secured by a subordinated lien on the assets of the Company.  In addition, the promissory notes entitle the related-party lenders to receive a percentage of the Company’s EBITDA earned from the date of the promissory notes through December 31, 2009 (regardless of whether the other amounts owed under the promissory notes have been paid) as determined by the Company’s Board of Directors, equal to 25 percent multiplied by the aggregate amounts borrowed under the promissory notes, payable in arrears (the “EBITDA payment”).  The first EBITDA payments were due to be made on October 31, 2008, and such payments were to be made in respect of the EBITDA earned from the date of issuance of the promissory notes through September 30, 2008.  Subsequent EBITDA payments were to be made within thirty days after the end of each successive calendar quarter in respect of the EBITDA earned from the last day on which the prior payment was calculated and ending on the last day of such calendar quarter, and continue until the related-party lenders have received an amount equal to the maximum amount of principal outstanding under the subordinated secured promissory notes.  For the year ended December 31, 2009, no EBITDA payments were made under the terms of the promissory notes due to losses incurred by the Company.

(4)           Long-term Debt and Leases

Leases:

   Capital Leases

The Company currently has capital lease commitments for computer and office equipment, inventory, and furniture and fixtures.  As of December 31, 2009, and 2008, the total cost of capitalized leases presented in the accompanying balance sheets amounted to $168,524 for computer and office equipment, and furniture and fixtures.  Amortization of the capital lease costs is included in depreciation and amortization expense.

   Operating Lease

In addition, the Company currently has an operating lease commitment for office space with an unrelated party for a period of five years through November 2010.  Lease expense related to the office space for the periods ended December 31, 2009, and 2008, was $70,373 and $72,683, respectively.

DEFENSE SOLUTIONS HOLDING, INC.
NOTES TO  FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Future noncancellable minimum rental commitments for leases as of December 31, 2009, were as follows:

Year	Operating Lease	Capital Leases
2010	70,372	40,896
2011	-	3,598

Total	70,372	44,494

Less - Amount representing interest		(2,603)

Present value of net minimum lease payments		41,891

Less - Current portion		(38,356)

Capital lease obligations, less current portion		$3,535

   Short-term and Long-term Debt:

The Company has bank lines of credit and loans, third-party short-term debt, convertible notes, and related party notes and loans.  As of December 31, 2009, and 2008, short-term and long-term debt consisted of the following:

	2009	2008

Lines of credit with Banks, monthly payments of interest only; interest ranging from prime - 0.75% to prime + 2%; due on demand; personally guaranteed by officers and Directors.	$434,700	$773,552

Bank loans, monthly payments of interest plus principal; interest ranging from prime 4.25% to 8.50%; due at various times through March 19, 2014; personally guaranteed by officers and Directors, collateralized by personal residential real estate of Directors or by business assets.	$152,740	$-

Short-term promissory notes with unrelated parties; 12 % interest; principal and interest due on October 31, 2009 or on October 31, 2010; collateralized by additional terms of a loan agreement or subordinated secured promissory note, including all assets of the Company subordinated to existing debt, as necessary; EBITDA premium payments also due.	1,010,000	1,010,000

Convertible notes - 8% interest; convertible into shares of common stock at $.15 per share; due on demand, unsecured.	228,800	-

Convertible note - 6% interest; convertible into 250,000 shares of common stock; due October 31, 2008, unsecured; extended to April 23, 2009; converted into 250,000 shares of common stock on April 28, 2009.	-	500,000

Short-term promissory notes with related parties; 12% interest; due on 10/31/09, secured by a subordinated lien on assets of the Company; EBITDA premium payments also due.	38,000	40,000

Loans from related parties; non-interest bearing; no terms for repayment; unsecured.	309,266	140,839

Capital lease obligations; secured.	41,891	129,186

Total	2,215,397	2,593,577

Less - Current portion	(2,097,814)	(2,550,315)

Long-term portion	$117,583	$43,262

DEFENSE SOLUTIONS HOLDING, INC.
NOTES TO  FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On November 1, 2007, Company entered into a loan agreement with a third-party lender (the “Lender”) to borrow up to $1,000,000.  As of December 31, 2009, and 2008, the Company had borrowed $1,000,000 under the loan agreement.  The interest rate on amounts borrowed is 12 percent per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008.  However, under the terms of the loan agreement, the Company elected to extend the due date for up to an additional 12 months to October 31, 2009, and accrued, but did not pay as required, an extension fee of 6 percent on the principal outstanding plus accrued interest.  The Lender agreed to extend the maturity date of the loan to November 30, 2010, effective upon payment of a $100,000 extension fee; however, the Company has accrued but not paid the additional $100,000 extension fee.  The Lender has demanded repayment of the loan in full.  The loan is secured by a first lien on all assets of the Company, subordinated to existing debt, as necessary.

In addition to the loan amounts, accrued interest, and extension fees, and subject to an election made by the Lender, the Company shall pay to the Lender 25 percent, up to a maximum of one times the aggregate total amount advanced under the loan agreement by the Lender, of the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) realized through December 31, 2009 (the “Revenue Stream Payments”).  The Company was not obligated to make any Revenue Stream Payments on or prior to October 31, 2008.  The Revenue Stream Payments shall be made by the Company to the Lender no later than June 30, 2010, based on the audited financial statements from the relevant calendar year.  As an alternative to the Revenue Stream Payments, the Lender was able to elect, at its sole discretion, at any time on or prior to October 31, 2008, to have a warrant issued whereby each $100,000 advanced to the Company under the loan agreement shall entitle the Lender to purchase such number of shares of common stock of the Company representing one percent of the Company’s issued and outstanding capital stock, on a fully diluted basis, at an exercise price per share equal to the par value of the Company’s common stock ($0.001 per share).  The warrant was exercisable for a period of seven years from the date of issuance, by means of cash or cancellation of all or a part of the indebtedness under the loan agreement, on a dollar for dollar basis.  As of October 31, 2008, the Lender did not elect to have the warrant issued.  On December 4,  2009, the Company entered into an agreement with the Lender whereby the Company and the Lender agreed to extend the maturity date of the loan from November 30, 2008 to November 30, 2010, effective upon payment of a $100,000 extension fee, and amend certain provisions of the loan agreement between the parties to provide that the Lender may elect to receive either (a) a payment equal to 25% of the Company’s EBITDA (subject to a maximum payment of $1,000,000) through the later of November 10, 2010, or the last day of the calendar quarter preceding the date of the repayment of the loan or (b) a warrant to acquire 2,710,071 shares of Common Stock at $.001 per share.  The election must be made by October 31, 2010.  The Lender has not yet made such an election.  The Company has not yet paid the extension fee and the Lender had demanded payment of the loan in full.

Lastly, the loan agreement grants to the Lender the right to appoint one member of the Board of Directors of the Company until the latest of (i) not less than $200,000 is owed in principal under the loan agreement; or (ii) the Lender holds not less than five percent of the Company’s outstanding common stock, on a fully diluted basis.

On November 30, 2007, the Company issued a subordinated secured promissory note to a third-party lender to borrow $10,000 for working capital purposes.  The interest rate on the amount borrowed is 12 percent per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008, unless extended by the Company for up to an additional 12 months, and the payment of an extension fee of 6 percent of the principal outstanding plus accrued interest.  The Company elected to extend the due date of the subordinated secured promissory note to October 31, 2009, but did not pay any of the extension fees of 6 percent related to such note.  The 6 percent extension fees due on the subordinated secured promissory note have been accrued as of December 31, 2009, in the accompanying  financial statements.  The promissory note is secured by a subordinated lien on the assets of the Company.  In addition, the promissory note entitles the lender to receive a percentage of the Company’s EBITDA earned from the date of the promissory note through December 31, 2009 (regardless of whether the other amounts owed under the promissory note have been paid) as determined by the Company’s Board of Directors, equal to 25 percent multiplied by the aggregate amount borrowed under the promissory note, payable in arrears (the “EBITDA payment”).  The first EBITDA payment was due to be made on October 31, 2008, and such payment was to be made in respect of the EBITDA earned from the date of issuance of the promissory note through September 30, 2008.  Subsequent EBITDA payments shall be made within thirty days after the end of each successive calendar quarter in respect of the EBITDA earned from the last day on which the prior payment was calculated and ending on the last day of such calendar quarter, and continue until the third-party lender has received an amount equal to the maximum amount of principal outstanding under the subordinated secured promissory note.  For the year ended December 31, 2009, no EBITDA payments were made under the note due to losses incurred by the Company.

DEFENSE SOLUTIONS HOLDING, INC.
NOTES TO  FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On July 9, 2008, DSI issued an unsecured convertible promissory note to a third party lender in the amount of $500,000 for working capital purposes.  The interest rate on the amount borrowed is 6 percent per annum.  The total amount of principal and accrued interest was due and payable on October 31, 2008, and was extended to April 23, 2009.  The lender had the right, at any time prior to the date the note was paid in full, to convert any part or all of the outstanding principal and accrued interest thereon into fully paid and non-assessable shares of common stock at the price of $2.00 per share.  On April 23, 2009, the Company agreed to convert the unsecured convertible promissory note and related accrued interest into 250,000 shares of common stock of the Company, and release the third party lender from any further obligation under its subscription agreement with the Company to buy additional shares of common stock.  See Note 5.

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

On November 14, 2008, the Company acquired, through the Merger all of the outstanding shares of common stock of DSI, and the former stockholders of DSI were issued an aggregate of 16,793,401 shares of the Company’s common stock (a ratio of 2.316331 shares of common stock of the Company for each share of common stock of DSI) in exchange for their shares of DSI common stock.  As a result of the Merger, the former stockholders of DSI became the majority stockholders of the Company.  This transaction was accounted for as a reverse merger and reorganization of capital, with the assets and liabilities of the entities being brought over at their historical cost bases.  Expenses of the reorganization were expensed as incurred.

DEFENSE SOLUTIONS HOLDING, INC.
NOTES TO  FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On November 14, 2008, in connection with the Merger, a former officer and Director of the Company surrendered 32,074,000 shares of common stock of the Company for cancellation.

In November 2008, the Company commenced a capital formation activity through a Private Placement Offering (“PPO”) to raise capital through the issuance of up to 3,500,000 shares of common stock, par value $0.001 per share.  The PPO, which is subject to market conditions, will be made within the United States to only qualified accredited investors.  The shares offered under the PPO have not been registered under the Securities Act of 1933 or applicable state laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state laws.  At or about the time of the closing of the Merger, the Company completed the initial closing of the PPO pursuant to which it sold to subscribers 125,000 shares of its common stock for an aggregate purchase price of $250,000, or $2.00 per share.  On April 29, 2009, the Company issued 62,500 of the 125,000 shares.  The Company sold an additional 75,000 shares in connection with the PPO in December 2008, and received proceeds of $150,000 in connection with such sale.  As of December 31, 2009, 137,500 shares of common stock had not been issued, and the proceeds received by the Company are reflected as common stock subscribed in the accompanying  financial statements.

In June 2007, DSI entered into a one-year consulting agreement with an unrelated third party for strategic, analytic, and advocacy services before the U.S. government, various foreign governments, and commercial businesses.  Terms of the agreement called for the payment of consulting fees amounting to $15,000 per month, with one-half of the monthly fee paid in cash, and the other half paid in the form of 7,500 shares of common stock of the Company value at $1 per share.  For the years ended December 31, 2009, and 2008, the Company recorded 0 shares and 41,250 shares, respectively, of common stock subscribed, but unissued under the agreement.  The subscribed shares of common stock were issued to the third party prior to the completion of the Merger in November 2008.

On November 12, 2008, the Company entered into a stock subscription agreement with a third party entity for the purchase of 500,000 shares of common stock for proceeds of $1,000,000.  The third party entity paid $250,000 under the subscription agreement for the purchase of 125,000 shares of common stock on or about November 14, 2008.  In addition, on July 9, 2008, DSI also issued to the same entity an unsecured convertible promissory note in the amount of $500,000 as described in Note 4 above.  On April 23, 2009, the Company agreed to convert the unsecured convertible promissory note and related accrued interest into 250,000 shares of common stock of the Company, and release the third party lender from any further obligation under its subscription agreement with the Company to buy additional shares of common stock.  The 250,000 shares were issued on April 28, 2009.  The accompanying  financial statements present as of December 31, 2009, the cancellation of the stock subscription agreement to purchase an additional 375,000 shares of common stock for proceeds of $750,000 that was effected on April 23, 2009.

On November 12, 2008, the Company entered into a stock subscription agreement with a separate third party entity for the purchase of 750,000 shares of common stock for proceeds of $1,500,000.  As of December 31, 2009, the Company had received $150,000 in proceeds as partial payment under the subscription agreement.

On October 26, 2009, the Company issued 185,304 shares of common stock to a third party as payment for accrued consulting services previously provided by the third party.  The services were valued at $232,090.

On November 16, 2009, the Company issued 2,000,000 shares of common stock to a third party as a finder’s fee related to raising capital from a third party.  The finder’s fee was valued at $19,230.

On December 16, 2009, the Company issued a warrant to acquire 1,000,000 shares of common stock at an exercise price of $.05 per share to a third party as a finder’s fee related to raising capital from a third party.  The finder’s fee was valued at $5,000.

DEFENSE SOLUTIONS HOLDING, INC.
NOTES TO  FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On December 28, 2009, the Company issued 600,000 shares to a third party as a finder’s fee related to raising capital from a third party.  The finder’s fee was valued at $5,770.

On December 15, 2009, the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which it sold to a third party 1,500,000 restricted shares of the Company’s common stock, $.001 par value per share, at a price per share of $.24, resulting in gross proceeds to the Company of $360,000.  After legal fees of $25,000 related to the Stock Purchase Agreement, net proceeds from the sale of these securities amounted to $335,000.  The 1,500,000 shares were subsequently issued on February 12, 2010.

Under the terms of the Stock Purchase Agreement, the Company is required to issue and the third party is required to buy on March 15, 2010, (the “Subsequent Closing Date”) an additional 1,500,000 shares of Common Stock at a price equal to 65 percent of the lower of the volume weighted average trading prices (“VWAP”) of the Common Stock for the 10 consecutive trading days preceding the Subsequent Closing Date or the VWAP price on the day immediately prior to the Subsequent Closing Date; provided, however, that if the amount of the proposed investment the third party on the Subsequent Closing Date is greater than $720,000, then the third party will have the option to reduce the number of shares on the Subsequent Closing Date such that the amount of its investment on such date is not more than $720,000.

   Stock Options

The fair value of the stock options granted is recognized as compensation over the requisite service periods as described above using the Black-Scholes option pricing model.  For the periods ended December 31, 2009, and 2008, the amounts of $3,382,529 and $85,957, respectively, were recognized as share-based compensation expense related to stock options.

Effective November 1, 2007, the Board of Directors of DSI and its stockholders adopted the Defense Solutions, Inc. 2007 Equity Incentive Plan (the “Plan”) and set aside 2,000,000 shares of common stock to provide eligible persons an opportunity to acquire a proprietary interest in DSI and as an incentive to remain in the service of DSI.  The Plan provides for the issuance of two types of stock options:  (i) Incentive Stock Options (“ISOs”); and (ii) Non-Qualified Stock Options (“NSOs”) to certain employees, Directors and consultants of DSI.  Options that are forfeited or cancelled are added back into the Plan.

On the same date, DSI granted 1,975,000 options to purchase a like number of shares of common stock (1,185,000 ISOs and 790,000 NSOs) to employees and a consultant at a price of $0.75 per share.  1,422,500 of the options granted vested immediately on the date of grant.  52,500 of the NSOs vested over a period of seven months at a rate of 7,500 options per month, beginning on November 15, 2007.  The remaining 500,000 NSOs either vested or will vest to purchase a like number of shares of common stock as follows:

December 31, 2007	100,000 shares
December 31, 2008	200,000 shares
December 31, 2009	200,000 shares

Effective October 31, 2008, the Board of Directors and stockholders of the Company adopted the Defense Solutions Holding, Inc. Equity Incentive Plan (the “Equity Plan”) and set aside 13,800,000 shares of common stock to provide eligible persons an opportunity to acquire a proprietary interest in the Company and as an incentive to remain in the service of the Company. The Equity Plan provides for the issuance of two types of stock options: (i) ISOs; and (ii) NSOs to certain employees, Directors and consultants of the Company. Options that are forfeited or cancelled are added back to the Equity Plan.

DEFENSE SOLUTIONS HOLDING, INC.
NOTES TO  FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On November 14, 2008, the holders of 1,975,000 options granted pursuant to the Plan adopted by DSI prior to the Merger exchanged their options to acquire 4,574,754 shares of common stock at an exercise price of $.32 per share under the Equity Plan.

On April 1, 2009, the Company granted 5,075,000 options to purchase a like number of shares of common stock under the Equity Plan to employees and a consultant.  With respect to the options granted, 3,275,000 options have an exercise price of $0.12 per share, and 1,800,000 options have an exercise price of $0.13 per share.  Further, one third of the options granted vested on the date of grant, and one third of the options will vest on December 31, 2009 and December 31, 2010, respectively.  Of the options granted, 3,725,000 are ISOs, and 1,350,000 are NSOs.

On July 6, 2009, in conjunction with separation agreements being executed with four former employees and one consultant, the Company granted options with respect to an aggregate of 592,673 shares of common stock.  These options were granted as part of a settlement whereby these individuals surrendered their rights to deferred compensation and severance pay in exchange for stock options that are exercisable within two years of the date of grant at an exercise price of $0.17 per share.  Included among the individuals who entered into the separation agreements was the Company’s former President and Chief Operating Officer.

On December 3, 2009, the Company granted 12,600,000 options to purchase a like number of shares of common stock under the Equity Plan to employees and a consultant.  With respect to the options granted, 7,600,000 options have an exercise price of $0.31 per share, and 5,000,000 options have an exercise price of $0.34 per share.  All of the options granted vested on the date of grant.  Of the options granted, 7,000,000 are ISOs, and 5,600,000 are NSOs.

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

	2009	2008

Risk Free Rate of Return	2.67%	4.36%

Dividend Yield	0%	0%

Volatility	88.34%	222.60%

Average Expected Term (Years to Exercise)	7.88	10

The Company had the following stock option activity for the years ended December 31, 2009, and 2008:

DEFENSE SOLUTIONS HOLDING, INC.
NOTES TO  FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Outstanding - December 31, 2007	1,975,000

Increase due to exchange of DSI options	2,599,754

Granted	-

Exercised	-

Forfeited	-

Expired	-

Outstanding - December 31, 2008	4,574,754

Granted	18,267,673

Exercised	-

Forfeited	(1,982,908)

Expired	-

Outstanding - December 31, 2009	20,859,519

A summary of the status of options outstanding as of December 31, 2009, and 2008, is presented as follows:

			Weighted	Weighted
	Weighted Range		Average	Average
	of Average	Number	Remaining	Exercise	Number
	Exercise Prices	Outstanding	Life (Years)	Price	Exercisable

December 31, 2008	$.32 - $.75	4,574,754	8.84	$0.32	4,111,488

December 31, 2009	$.12 - $.34	20,859,519	6.39	$0.29	18,759,520

(6)           Commitments and Contingencies

On June 15, 2007, DSI entered into a one-year consulting agreement with an unrelated third party for strategic, analytic, and advocacy services before the U.S. government, various foreign governments, and commercial businesses.  Terms of the agreement call for the payment of consulting fees amounting to $15,000 per month, with one-half of the monthly fee paid in cash, and the other half paid in the form of 7,500 shares of common stock of the Company value at $1 per share.  For the years ended December 31, 2009 and 2008, the DSI paid the consultant fees of $0 and $45,000 in cash, respectively.  In addition, the DSI recorded 0 shares and 41,250 shares of common stock subscribed but unissued, respectively, valued at $0 and $41,250, under the agreement.  Prior to the Merger in November 2008, DSI issued the subscribed shares to the unrelated third party.

Effective February 1, 2007, DSI entered into a consulting agreement with an unrelated third party for strategic planning services related to business development and tactical planning to attract new clients, capital formation activities, and to position DSI for additional revenue generation and sustained growth.  Terms of the agreement call for the payment of consulting fees of $8,000 per month for approximately 50 hours of consulting time plus bonuses and reimbursement of expenses.  In addition, on November 1, 2007, the consultant was granted 700,000 options to purchase a like number of shares of common stock at an option price of $0.75 per share.  On November 14, 2008, these options were exchanged for 1,621,432 options to acquire shares of common stock of the Company at an exercise price of $.32 per share under the Equity Plan.  The agreement may be terminated upon 3-months notice to the consultant unless such termination is for cause.  For the years ended December 31, 2009 and 2008, DSI paid $8,000 and $88,000, respectively, to the consultant for services rendered.

DEFENSE SOLUTIONS HOLDING, INC.
NOTES TO  FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Effective March 15, 2007, DSI entered into a consulting agreement with a third party entity for governmental affairs representation and lobbying services before the United States government.  The term of the agreement was for 12 months, with an automatic renewal for an additional one-year period unless terminated by either party.  Fees for services were in the amount of $20,000 per month.  During 2008, no fees were paid to the third party entity for services rendered, and DSI accrued $232,090 for services related to the contract.  On October 26, 2009, the Company issued 185,304 shares of common stock to the third party as payment for the accrued consulting services.

Effective January 1, 2008, DSI established the Defense Solutions Inc. 401(k) Plan (the “Retirement Plan”) for the benefit of its employees in saving for retirement.  Employees may enroll in the Retirement Plan as eligible participants as of the first day of their employment.  The Retirement Plan is funded immediately at each payroll payment date through amounts withheld from employees.  The Company may make, but is not obligated to make, contributions to the Retirement Plan, and there were no unfunded liabilities determined as of the date the Retirement Plan was established.  As of December 31, 2009, a total of $18,472 in accrued pension expenses related to the Retirement Plan was due.

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

Effective September 1, 2008, DSI entered into an employment agreement with its President and Chief Operating Officer.  The initial annual base salary is $185,000, with an annual review by the Board of Directors.  The agreement also includes provisions for benefits and an annual performance bonus.  The initial term of employment under the agreement is three years.  After the initial term of employment, the term of the agreement shall automatically renew for successive one-year periods, unless otherwise terminated.  This employment agreement was terminated on May 29, 2009.

Due to cash flow constraints, the Company terminated the employment of 8 employees during the three months ended June 30, 2009.  As of December 31, 2009, these former employees are owed an aggregate of $40,829 in back pay and deferred compensation.

(7)           Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2009, and 2008, is as follows (assuming a 23.7 percent effective tax rate):

DEFENSE SOLUTIONS HOLDING, INC.
NOTES TO  FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

	Years Ended
	December 31,
	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$1,203,476	$644,609
Change in valuation allowance	(1,203,476)	(644,609)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2009, and 2008, as follows:

	2009	2008

Loss carryforwards	$2,286,828	$1,083,352
Less - Valuation allowance	(2,286,828)	(1,083,352)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2009, and 2008, the Company had approximately $9,649,065 and $4,571,107, respectively in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

(8)           Significant Customers

For the years ended December 31, 2009, and 2008, the Company had certain customers that accounted for more than 10 percent of total revenues, as follows:

	2009	2008
Customer A	$876,395	$-
Customer B	251,225	80,120
Customer C	-	207,061
Customer D	-	129,970

DEFENSE SOLUTIONS HOLDING, INC.
NOTES TO  FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

(9)           Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted FASB ASC Topic 105-10, “Generally Accepted Accounting Principles – Overall” (“Topic 105-10”).  Topic 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU’s”).  The FASB will not consider ASU’s as authoritative in their own right.  ASU’s will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements.”  This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy.  In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.  The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances, and settlements of Level 3 measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements,” which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

(10)           Subsequent Events

   Material Agreements

On January 26, 2010, the Company entered into a Use of Funds/Collateral Pledge Agreement with a third party pursuant to which the third party agreed to advance $250,000 to the Company to enable the Company to post a $3,150,000 performance bond in connection with a potential agreement providing for the purchase and sale of $63,000,000 of sugar commodities to the Government of Iraq.  In consideration for its assistance to the Company in connection with the placement of the performance bond, the Company has agreed to pay $375,000 to the third party after the expiration of each of the 60 day and 90 day periods following the date of funding by the third party.  The $250,000 was received from the third party on January 28, 2010; however, the commodities contract has not yet been completed and, as a result, the Company has not been able to make the payments due to the third party.  The Company’s obligation is secured by a pledge of 6,250,000 shares of the Company’s unissued common stock.

DEFENSE SOLUTIONS HOLDING, INC.
NOTES TO  FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On or about May 17, 2010, the Company entered into an agreement (the “Agreement”) to sell approximately 360,000 metric tons of scrap metal to an unrelated Bangladesh company (the “Buyer”), for a total contract price of approximately $104,760,000.  The Agreement provided for deliveries on a monthly basis over a 13-month period commencing no later than 45 days after the Buyer arranged for the issuance of a letter of credit in the amount of $8,730,000.  The Company sought to arrange for sources of supply to fulfill the Agreement and to post a $174,600 performance bond as required by the Agreement.  Because the Buyer was unable to provide adequate proof of financial capability to execute the Agreement, the Agreement was not fulfilled.

   Common Stock

On February 12, 2010, the Company issued 1,500,000 shares of common stock for net proceeds of $335,000 paid by a third party pursuant to the Stock Purchase Agreement entered into on December 15, 2009.

On March 3, 2010, the Company issued 54,174 shares of common stock to a third party as payment on an account payable for consulting services previously provided by the third party.  The services were valued at $12,460.

On March 30, 2010, the Company issued 1,500,000 shares of common stock to complete the sale of common stock to a third party, pursuant to the Stock Purchase Agreement entered into on December 15, 2009.  In accordance with the terms of the Stock Purchase Agreement, the purchase price of the shares was approximately $.15 per share, which was 65 percent of the volume weighted average trading prices of the Common Stock for the ten consecutive days preceding the closing date.  The net proceeds to the Company from the sale were approximately $224,285.

On March 30, 2010, the Company issued 150,000 shares to a third party as a finder’s fee related to raising capital from a third party.  The finder’s fee was valued at $29,286.

   Departure of Officer

Effective April 15, 2010, Mr. David V. DiFelice resigned his position as Chief Financial Officer of the Company.  Mr. DiFelice has agreed to provide services to the Company as a consultant on a per diem basis to the extent that the Company requires his assistance on a going forward basis.

Mrs. Gina Ringgold will serve as the Company’s principal financial and accounting officer pending the hiring of a new Chief Financial Officer.  Mrs. Ringgold, has served as a member of the Board of Directors of the Company since November 2009, and as a member of the Board of Directors of DSI since its inception in 2001.  Mrs. Ringgold is the wife of the Company’s Chief Executive Officer, Timothy D. Ringgold.